Form 10-K
period 2026-03-31
OFA Group
filed 2026-07-14
CIK 2036307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended March 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-42592

OFA GROUP

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609 Deep Valley Drive, Suite 200

Rolling Hills, CA 90274

(Address of principal executive offices)

(800) 418-5160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, $0.001 par value per share	OFAL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price as of September 30, 2025 of $1.25 per share, the last business day of the Registrant’s most recently completed second quarter, was approximately $6,838,750.

As of July 13, 2026, there were 26,370,521 shares of Class A Ordinary Shares outstanding and 20,000,000 shares of Class B Ordinary Shares outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	our dependence on growth in the demand for our services;

●	our ability to attract and retain customers;

●	our ability to compete effectively;

●	our ability to successfully manage our business expansion in response to changing industry and market conditions;

●	implementation of our expansion plans and our ability to obtain capital resources for our planned growth;

●	our dependence on key personnel;

●	our ability to expand into new businesses and industries, and to undertake mergers, acquisitions, investments or divestments;

●	changes to regulations in Hong Kong and the PRC;

●	changes in technology and competing services;

●	general economic and political conditions, including those related to the architecture industry;

●	possible disruptions in commercial activities caused by events such as natural disasters, terrorist activities;

●	fluctuations in foreign currency exchange rates; and

●	other factors in the “Risk Factors” section in this report.

The forward-looking statements in this report represent our views as of the date of this report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “our company,” “the Company,” “OFA” or similar terminology refer to OFA Group, including its consolidated subsidiaries.

ITEM 1. Business

Overview

Through our wholly owned operating subsidiary, Office for Fine Architecture Limited, the Company provides comprehensive architectural services, including design and fit out services for commercial and residential buildings. The design service includes both the consultation with our staff and the actual design work and the Company provides a specific conceptualized design with layout plans, detailed design drawings, advice relating to, among other things, budgetary consideration, optimal use of space, the materials, fittings, furniture, appliances and other items to be used with an aim to produce a preliminary design plan and quotation for clients’ considerations. Fit out works include installing protective materials to cover floors or walls, installing or constructing partition walls, windows and window frames and decorative fittings, furniture or fixtures, installing plumbing systems as well as installing switches, power outlets, telephone wiring, computer outlet covers and other electrical and wiring works.

The Company’s mission is to leverage its expertise in architectural design to maximize the potential of every property, ensuring that its unique attributes are highlighted and enhanced through thoughtful innovations. The Company is focused on innovation, efficiency, and scalability in its business model and service offerings. While the Company currently operates on a traditional project-based model, the Company utilizes various technological tools to enhance its design process.

The Company has developed extensive industry relationships through its operating subsidiary’s 11-year membership in the Hong Kong Institute of Architects (“HKIA”) and maintain an active network of over 100 clients and numerous industry relationships throughout Hong Kong. As the Company continues to grow, it plans to leverage these relationships and its local market expertise to explore potential technological partnerships and enhanced service offerings for the Asian market. However, its ability to implement such enhancements would depend on reaching formal agreements with technology providers, and there can be no assurance that such agreements will be reached or that enhanced services will be developed.

The Company’s current service enhancement initiatives focus on utilizing existing visualization tools to improve design efficiency, exploring potential development of specialized software tools for building code compliance, and continuing to evaluate and implement commercially available technology solutions that could benefit our clients. The Company believes these initiatives can help us deliver more efficient services to our clients, though the implementation and success of these initiatives involve various risks and uncertainties as described in “Risk Factors - Risks Related to Our Business and Industry - Our utilization of artificial intelligence and machine learning technologies may expose us to operational, legal, and financial risks that could materially impact our business operations and financial results.”

On May 23, 2025, Office for Fine Architecture Limited, the Company’s subsidiary, entered into a Co-Development Agreement (the “Co-Development Agreement”) with Alan to AI Consultancy Co. Limited (the “Contractor”) for the co-development of the OFA QikBIM  system. Pursuant to the Co-Development Agreement, the Contractor will develop an AI software designed for architecture design and automated generation of structural and MEP (mechanical, electrical, and plumbing) construction drawings, and the Company agreed to pay the Contractor a total of $14,993,500, payable in four instalments upon the delivery of each project phase. Pursuant to the Co-Development Agreement, while the intellectual property (IP) rights in the core QikBIM system remains with the Contractor, the Company shall have a perpetual, irrevocable, worldwide, royalty-free license to use, modify, and distribute the software. The Company will hold exclusive rights for the use, management, and operation of the system in North America and Hong Kong for five years from final completion, after which the license becomes non-exclusive globally. The Co-Development Agreement contains customary representations and warranties made by the Contractor, including that the services and deliverables shall be free from defects in design, meet all applicable legal requirements, not infringe or encroach any third party’s personal, contractual or proprietary rights and be free and clear of all third party liens. The Co-Development Agreement shall remain in effect until 30 days following the date that the Company gives the Contractor written notice of termination, on in the event of a material breach of the Agreement by either party and not cured within 10 days of the receipt of written notice thereof, be immediately terminated by the non-breaching party. On March 31, 2026, the Company exercised its option, exercisable within three years of final completion, to either purchase the IP rights for the North American and Hong Kong version of the system or acquire equity in the Contractor (the “Option”), and entered into an Intellectual Property Assignment and Co-Ownership Agreement with Contractor, pursuant to acquire a 50% undivided co-ownership interest in certain intellectual property relating to the QikBIM (or “QikBIM”) system, including rights relating to the United States and Hong Kong standards adaptation and commercialization versions thereof for $17,500,000 (HK$136,500,000). All development fees paid by the Company was converted towards the acquisition cost upon exercise of the Option. As of the date of this report, $5,505,676 (HK$43,147,932) remained unpaid pursuant to the terms of the Co-Development Agreement. The Co-Development Agreement was further amended by an Assignment Agreement (as described below).

On March 31, 2026, Office for Fine Architecture Limited, a subsidiary of the Company, entered into an Intellectual Property Assignment and Co-Ownership Agreement (the “Assignment Agreement”) with the Contractor. Pursuant to the Assignment Agreement, the Company acquired from the Contractor a 50% undivided co-ownership interest in certain intellectual property relating to the QikBIM system and related deliverables, including specified rights relating to the United States standards and Hong Kong standards adaptation and commercialization version of such system (the “Acquired IP”) for an aggregate purchase price of $17,500,000. Notwithstanding the 50/50 co-ownership structure, the Company holds sole and final authority over all operational, technical, strategic, and commercial matters relating to the Acquired IP and the QikBIM business, including product roadmap, technical architecture, pricing, licensing, sublicensing, and data governance. The Seller’s consent rights are limited to narrowly defined fundamental matters. The Assignment Agreement also restricts the Contractor’s ability to transfer its retained interest, grant licenses, or compete with the QikBIM business using the Acquired IP. The Assignment Agreement also amends, restates, replaces and supersedes certain prior option-to-purchase, exclusivity, license, acquisition-cost conversion, governance and related mechanics contained in the Co-Development Agreement with respect to the Acquired IP and the related business. The Assignment Agreement provides those historical payments previously made by Company and/or its affiliates to the Contractor in the aggregate amount of $11,994,800 are credited against the purchase price. The Company is also obligated to pay the Contractor (i) a final installment of $2,998,700 on or before December 31, 2026, and (ii) supplemental consideration of $2,506,500 on or before December 31, 2026. In addition, pursuant to the Assignment Agreement the Company deposited $880,000 into an escrow account designated by Company, which amount shall constitute part of, and not in addition to, the purchase price and will be credited against the supplemental consideration when released to the Contractor. Any unpaid final installment or supplemental consideration not paid when due will accrue simple interest at a rate of 3% per annum or the maximum rate permitted by applicable law, whichever is lower. The Assignment Agreement also contains customary and negotiated provisions relating to representations and warranties, indemnification, confidentiality, public announcements, cooperation, dispute resolution and other miscellaneous matters. Among other things, the Assignment Agreement provides that the Company has the sole right to determine the timing, manner and content of any public announcement, securities filing, stock exchange filing, investor communication or other public-company disclosure relating to the Assignment Agreement, the Acquired IP or the related business.

While the project is advancing as planned with promising early results, there can be no assurance that future phases will be successfully completed or that the system will achieve its intended commercial objectives. See – “Risk Factor - Risks Related to Our Co-Development Agreement for the OFA QikBIM System.”

Commencing in July 2025, the Company began accepting cryptocurrency payments for its traditional architectural services and AI-driven architectural tools. The Company currently accepts Bitcoin (BTC) and Solana (SOL) for these services. All cryptocurrencies received from clients will be held with Kraken crypto currency exchange, owned and operated by Payward, Inc., a qualified third-party custodian, which provides institutional-grade security measures, including cold storage, multi-signature arrangements, and segregated account structures consistent with industry practices.

Cryptocurrencies received from operating activities are maintained separately from the Company’s cryptocurrency treasury strategy. In the ordinary course, such receipts are converted into fiat currency for working-capital purposes. Any portion of these assets designated for long-term investment is transferred into dedicated treasury accounts in accordance with Company policy. As of the date of this report, the Company has not accepted any BTC and SOL.

In August 2025, the Company launched its digital asset strategy, which is intended to support, among other things, financing initiatives tied to senior housing projects, property development, and broader real-world-asset digitization. This strategy may involve pilot programs that tokenize various real-world assets, including mortgages, real property interests, rental income streams, and other asset categories relevant to the Company’s operations.

On March 31, 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Tokenization Agreement”) with MD Queens Development LLC, or its designated special purpose vehicle (the “Real World Asset”), in connection with a proposed mixed-use real estate development project located in Long Island City, New York (the “Project”). Pursuant to the Tokenization Agreement, the Company, through its Hearth RWA tokenization platform, will provide certain blockchain-based tokenization infrastructure and related technology services in connection with the Project. Such services include, among other things, the design and technical creation of digital tokens representing interests in a designated special purpose vehicle associated with the Project, development and deployment of smart contracts, digital asset registry infrastructure, integration of project-related documentation, and implementation of certain compliance-enabled technical features. Under the Tokenization Agreement, the Company is entitled to receive an aggregate platform technology fee of $15,000,000. The fee is payable in two milestone-based installments, consisting of (i) an initial installment equal to 50% of the total fee upon execution of the Tokenization Agreement and delivery of certain initial platform architecture and configuration materials and (ii) a second installment equal to the remaining 50% upon initiation of deployment of smart contracts, platform infrastructure and token issuance setup, and full platform integration, in each case subject to invoicing and the other terms and conditions of the Tokenization Agreement. The Tokenization Agreement provides that the fee constitutes compensation solely for technology and tokenization infrastructure services and is not contingent upon the success of any capital raising, token sale, or investment activity. The Tokenization Agreement further provides that the Company’s role is limited to technology infrastructure and platform services. The Tokenization Agreement states that the Company will not act as an issuer, broker-dealer, placement agent, investment adviser, exchange operator, or fundraising intermediary in connection with the Project or any digital assets issued in connection therewith, and that the Real World Asset will remain solely responsible for securities law compliance, offering structure, investor-related activities, and related matters. The Tokenization Agreement contains customary representations and warranties, confidentiality obligations, indemnification provisions, limitations of liability, and termination provisions. The Tokenization Agreement will remain in effect until completion of the services described therein, unless earlier terminated in accordance with its terms. The first milestone (Platform Setup and Smart Contract Deployment) was reached on May 15, 2026, and the corresponding Project Plan Deliverable Framework has been accepted by the client. Although the agreement became effective and a portion of the $15,000,000 Platform Technology Fee became contractually payable and non-refundable on that date, execution of the contract itself does not constitute satisfaction of a performance obligation. Real World Asset elected to settle the first installment of the platform technology fee through the transfer of 12,500,000 PropDeFi tokens (“PPDF”) on March 31, 2026. Because the services had not been performed as of March 31, 2026 and the fair value of the noncash consideration was not reliably measurable, the Company has not recognized any revenue with respect to the Tokenization Agreement for the period. Consistent with its policy for consideration received in advance of performance, the Company recorded the arrangement as a contract liability; however, because the fair value of the consideration received could not be reliably measured, the contract liability and the related digital assets received were recorded at zero value as of March 31, 2026. Accordingly, the PPDF received is reflected in the consolidated balance sheet at zero carrying amount, and no contract liability was recognized at the $15,000,000 million stated contract value. See – “Risk Factors - Risks Related to the Valuation of Noncash Consideration Received in the Form of PPDF.”

On May 8, 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Vero Agreement”) with Vero 60 LLC and Vero Beach Land Development LLC, or its designated special purpose vehicle (“Vero”), in connection with a proposed residential real estate development project located in Vero Beach, Florida (the “Vero Project”). Pursuant to the Vero Agreement, the Company, through its Hearth RWA tokenization platform, will provide certain blockchain-based tokenization infrastructure and related technology services in connection with the Vero Project. Such services include, among other things, the design and technical creation of digital tokens representing interests in a designated special purpose vehicle associated with the Vero Project, development and deployment of smart contracts, digital asset registry infrastructure, integration of project-related documentation, and implementation of certain compliance-enabled technical features. Under the Vero Agreement, the Company is entitled to receive an aggregate platform technology fee of $7,500,000. The fee is payable in two milestone-based installments, consisting of (i) an initial installment equal to 50% of the total fee upon execution of the Vero Agreement and delivery of certain initial platform architecture and configuration materials, and (ii) a second installment equal to the remaining 50% upon initiation of deployment of platform infrastructure and token issuance setup, and full platform integration, in each case subject to invoicing and the other terms and conditions of the Vero Agreement. The Vero Agreement provides that the fee constitutes compensation solely for technology and tokenization infrastructure services and is not contingent upon the success of any capital raising, token sale, or investment activity. The Vero Agreement further provides that the Company’s role is limited to technology infrastructure and platform services. The Vero Agreement states that the Company will not act as an issuer, broker-dealer, placement agent, investment adviser, exchange operator, or fundraising intermediary in connection with the Vero Project or any digital assets issued in connection therewith, and that the Client will remain solely responsible for securities law compliance, offering structure, investor-related activities, and related matters.

Our Corporate History and Structure

The Company is a Cayman Islands exempted company incorporated on August 27, 2024. Effective on August 29, 2024, the Company and its operating subsidiary completed a reorganization to consolidate its business operations in Hong Kong into an offshore corporate holding structure in anticipation of listing on a recognized securities market.

Our operating subsidiary, Office for Fine Architecture Limited, is a private company limited by shares company incorporated under the laws of Hong Kong on January 31, 2013 under the name of “Panesian Engineering Limited.” On May 29, 2013, Panesian Engineering Limited changed its name by way of special resolution to Office for Fine Architecture Limited. Our operating subsidiary’s executive offices are based in Hong Kong. Our operating subsidiary has not had any bankruptcies or mergers and acquisitions during the time of its business lifetime.

On June 11, 2025, the Company formed its subsidiary, OFA Financial, Inc. (“OFA Financial”), in the State of Delaware to conduct advisory and consulting services. OFA Financial provides strategic and financial consulting services to companies and individuals seeking to raise capital through private or public markets, pursue mergers, acquisitions, or strategic transactions, and evaluate corporate finance alternatives. Its services include advising on capital structure, financing strategies, transaction readiness, and strategic planning, as well as assisting with investor outreach, transaction structuring, and coordination with legal, accounting, and other professional advisors. OFA Financial does not act as a broker-dealer, does not solicit or execute securities transactions, and does not receive transaction-based compensation.

On September 4, 2025, the Company formed its subsidiary, Office for Fine Architecture, Inc, in the State of California for providing architectural design, planning, and consulting services for U.S.-based projects, including coordination with clients, contractors, and regulatory authorities.

On September 10, 2025, the Company formed its subsidiary, OFA Financial HK Limited, under the laws of Hong Kong, to oversee the activities of head offices, including management and management consultancy activities.

On October 22, 2025, the Company formed its subsidiary, Guangzhou Zhiyi Consulting Services Co., Ltd., under the laws of People’s Republic of China, for providing financial advisory services, information consulting services and other consulting and planning services.

On November 18, 2025, the Company formed its subsidiary, OFA Asset Management, Inc., in the State of Delaware for holding and managing investment vehicles and special purpose entities focused on land development assets and digital assets; overseeing asset structuring, tokenization initiatives, and asset-level management.

On November 18, 2025, the Company formed its subsidiary, Hearth Labs, Inc., in the State of Delaware for the development of our digital-asset infrastructure.

The chart below shows our corporate structure as of the date of this report:

Recent Developments

FPI Status

As of September 30, 2025, the end of its second fiscal quarter, the Company determined that it no longer qualified as an FPI and effective April 1, 2026, became subject to additional regulatory and reporting requirements as a domestic issuer in the United States. As a domestic U.S. filer, the Company is now required to file quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements under Section 14 of the Exchange Act, and to prepare financial statements in accordance with U.S. GAAP. Additionally, its “insiders” are now subject to Section 16 reporting and short-swing profit recovery provisions, and the Company is no longer exempt from Regulation FD.

Nasdaq Notice

On December 11, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price per share for its Ordinary Shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had until June 9, 2026 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement.

On June 9, 2026, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Staff”) notifying the Company that the Company is eligible for an additional 180-day period (the “Second Compliance Period”), or until December 7, 2026 (the “Compliance Date”), to regain compliance, based on the Staff’s determination of the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. The Letter has no immediate impact on the listing of the Company’s Ordinary Shares on Nasdaq. If at any time during the Second Compliance Period the closing bid price of the Company’s Ordinary Shares is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide the Company with written confirmation of compliance. The Letter does not result in the immediate delisting of the Company’s Ordinary Shares, and the shares will continue to trade uninterrupted under the symbol “OFAL.”

If the Company does not regain compliance by the Compliance Date, the Staff will provide written notification that the Company’s Ordinary Shares is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.

Change of Capital Structure and Related Share Issuance

The Company’s Ordinary Shares have been redesignated as Class A Ordinary Shares and have commenced trading on Nasdaq on December 17, 2025 as Class A Ordinary Shares under the same symbol “OFAL.”

On November 24, 2025, the Company held an extraordinary general meeting of shareholders (the “EGM”).

At the EGM, the Company’s shareholders approved, among other matters, (i) an increase in the Company’s authorized share capital, (ii) the reclassification of the Company’s share capital into a dual-class structure consisting of Class A and Class B Ordinary Shares, (iii) the adoption of a second amended and restated memorandum and articles of association, (iv) the issuance of Class B Ordinary Shares to certain investors, (v) the entry into and implementation of a private placement financing facility, and (vi) the establishment of a digital asset treasury.

As such, following the approval, the Company’s authorized share capital was $320,000 divided into 320,000,000 shares of a par value of US$0.001 each comprising (i) 100,000,000 Class A Ordinary Shares of a par value of US$0.001 each, (ii) 20,000,000 Class B Ordinary Shares of a par value of US$0.001 each, and (iii) 200,000,000 undesignated shares of a par value of US$0.001 each, of such class or classes (however designated) as the board of directors may determine in accordance with the Second M&A.

In addition, on December 30, 2025, the Company executed the Purchase Agreement with FNHK Inc., CP COWORK LIMITED and R-OPUS Inc. As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc.

Holders of Class A Ordinary Shares and Class B Ordinary Shares have the same rights except for voting, transfer and dividends and distribution rights. In respect of matters requiring a vote of all shareholders, each holder of Class A Ordinary Shares will be entitled to one vote per share; and each holder of Class B Ordinary Shares will be entitled to 25 votes per Class B ordinary share. Class A Ordinary Shares may be transferred in accordance with the Second M&A and any applicable laws while a holder of Class B Ordinary Shares shall have no rights to transfer Class B Ordinary Shares under any circumstances. Dividends may be declared or paid to any holder of Class A ordinary share but no dividend may be declared or paid, and no other distribution (whether in cash or otherwise) of the Company’s assets (including any distribution of assets to shareholders on a winding up) may be made to a holder of a Class B ordinary share.

Holders of the Preferred Shares shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Class A Ordinary Shares.

The Company’s Class A Ordinary Shares shall not be convertible into Class B Ordinary Shares, and Class B Ordinary Shares shall not be convertible into Class A Ordinary Shares. In addition, the holders of the Company’s Preferred Shares have the right to convert such shares into Class A Ordinary Shares in accordance with the terms of the certificate of designations as described in more detail below.

Mr. Wong, Chief Executive Officer and director of the Company, exercises voting and dispositive power over the securities held by FNHK Inc. Mr. Chong, Chief Technology Officer and director of the Company, exercises voting and dispositive power over the securities held by CP COWORK LIMITED. Mr. Wong and Mr. Chong co-founded the Company in 2013 and have led the Company to achieve significant growth. Weiyi C. Yu exercises voting and dispositive power over the securities held by R-OPUS, Inc. The three main shareholders, holding an aggregate of 20,000,000 Class B Ordinary Shares will be deemed to beneficially own approximately 98.68% of the total voting power of our issued and outstanding Ordinary Shares (including Class A Ordinary Shares and Class B Ordinary Shares). See – “Risk Factors - The three main shareholders of our Company, including our Chief Executive Officer and our Chief Technology Officer, holds approximately 98.68% of the voting power of our Ordinary Shares and have the ability to control the outcome of certain matters submitted to shareholders for approval, including increasing, consolidating, converting, dividing and cancelling share capital, election of directors and declaring dividends, the amendment of the Company’s memorandum and articles of association, varying class rights, continuation out, winding up and reducing share capital, and other major corporate transactions, such as a change in control, merger, consolidation, and sale of assets.”

Securities Purchase Agreement

On October 29, 2025, the Company entered into purchase agreement (the “PIPE Purchase Agreement”) with Greentree Financial Group, Inc. (“Greentree”) and TriCore Foundation, LLC (“TriCore”), pursuant to which, and subject to the approval by the Company’s shareholders of (i) an amendment to its Amended and Restated Memorandum and Articles of Association and (ii) the approval of the issuance of the Series A Convertible Preferred Shares, the Company will issue and sell up to an aggregate $50,000,000 in stated value of its Series A Convertible Preferred Shares, par value US$0.001 per share (the “Preferred Shares”). An aggregate of $4,800,000 in stated value of its Preferred Shares are closed to date. The Preferred Shares are convertible into the Company’s Class A Ordinary Shares.

The PIPE Purchase Agreement, as amended, contemplates multiple closings (each, a “Closing”). At the first closing (the “Initial Closing”) an aggregate stated value of $1,500,000 of Preferred Shares were issued upon the satisfaction of certain customary closing conditions in exchange for the aggregate gross proceeds of $1,350,000, representing original issue discount of 10%. At the second closing (the “Second Closing”), subject to satisfying the conditions described in the PIPE Purchase Agreement, including the majority vote of the Company’s shareholders (the “Shareholder Approval”), an aggregate stated value of $500,000 of Preferred Shares were issued in exchange for the aggregate gross proceeds of $450,000. At the third closing (the “Third Closing”), subject to satisfying the conditions discussed in more detail in the PIPE Purchase Agreement, including an effective registration statement covering the resale of the Ordinary Shares issuable upon conversion of the Preferred Shares and as payment for the Preferred Shares dividends an aggregate stated value of $4,000,000 of Preferred Shares in exchange for the aggregate gross proceeds of $3,600,000. On February 20, 2026 and March 27, 2026 Investors waived certain closing conditions for a portion of the Third Closing and funded $2,800,000 in stated value. In addition, at the additional closings (the “Additional Closings” and each an “Additional Closing”) pursuant to the PIPE Purchase Agreement, the Company has the right, but not the obligation, subject to satisfying the conditions discussed below, to issue an aggregate stated value of $44,000,000 of the Preferred Shares in exchange for the aggregate gross proceeds of $39,600,000. As of the year ended March 31, 2026, the Company had issued 1,080 Preferred Shares with an aggregate stated value of $1,089,082.60 in exchange for the aggregate gross proceeds of $972,000. As of the date of this report, 420 of the 1,080 Preferred Shares issued under the PIPE Purchase Agreement were converted for 1,412,023 shares of Class A Ordinary Shares, with 1,080 Preferred Shares currently remaining outstanding. See – “Business – Material Agreements - PIPE Purchase Agreement.”

Registration Rights

On October 29, 2025, the parties entered into a registration rights agreement (the “Registration Rights Agreement”), which grants Greentree and TriCore certain customary registration rights in connection with the investment with respect to the shares of Class A Ordinary Shares issuance upon conversion of the Preferred Shares and upon payment of the associated dividends. Subsequent to the execution of the Registration Rights Agreement, a transferee of certain Preferred Shares entered into a joinder to the Registration Rights Agreement with the Company pursuant to which such transferee agreed to become a party to, and be bound by, the terms and conditions of the Registration Rights Agreement as a “Buyer” thereunder with respect to the Preferred Shares acquired from an existing Buyer.

Equity Line of Credit

On July 14, 2025, the Company entered into certain purchase agreement (the “Atsion Purchase Agreement”) with Atsion Opportunity Fund LLC – Series 1 (“Atsion”), pursuant to which the Company has the right, but not the obligation, to sell up to $100,000,000 (which may be increased to $200,000,000 upon mutual agreement by us and Atsion) of our Class A Ordinary Shares, to Atsion, subject to the terms and conditions set forth therein (the “Equity Facility”). In furtherance of the Equity Facility, the Company and Atsion also entered into a related registration rights agreement (the “RRA”) pursuant to which the Company has agreed to register for resale on a registration statement on Form S-1 the Class A Ordinary Shares issuable to Atsion pursuant to the Equity Facility.

In consideration for entering into the Atsion Purchase Agreement, the Company has agreed to issue Atsion 250,000 Class A Ordinary Shares (the “Commitment Shares”). If the aggregate value of the Commitment Shares, as determined pursuant to the Atsion Purchase Agreement, is less than $1,000,000, then the Company has agreed to pay Atsion the difference in cash. The Company has also agreed to reimburse Atsion for certain expenses.

Concurrently with the Atsion Purchase Agreement, the Company and Atsion entered into a registration rights agreement with Atsion, pursuant to which the Company has agreed to file a resale registration statement within 30 days following the execution of the Atsion Purchase Agreement and agreed to have the resale registration statement declared effective within 45 days of execution of the Atsion Purchase Agreement, subject to an extension if the Securities and Exchange Commission determines to review the resale registration statement.

On June 4, 2026, the Company and Atsion entered into the into an Amendment No. 1 to the Conditional Waiver of Covenant (the “Conditional Waiver Amendment”) amending the certain provisions of the March 25, 2026 Conditional Waiver of Covenant by and between the Company and Atsion (the “Original Waiver”). The parties had previously entered into the Atsion Purchase Agreement, pursuant to which the Company was prohibited from entering into any variable rate transaction (the “Restriction”). On October 28, 2025, the Company and Atsion entered into a waiver, pursuant to which Atsion agreed to waive the Restriction in relation to an Initial Closing under the PIPE Purchase Agreement. Pursuant to the Original Waiver, Atsion agreed to waive the Restriction in relation to the Second Closing and Third Closing under the PIPE Purchase Agreement. Further the Original Waiver amended the Atsion Purchase Agreement to subjected the Company’s obligation to pay Atsion a commitment fee of $1,000,000 to a payment schedule therein, and if the Company defaults in any of the payments, the entire remaining unpaid balance of the commitment fee shall, at the Atsion’s election, become immediately due and payable, and liquidated damages shall accrue at one percent (1%) of the commitment fee each day. Pursuant to the Conditional Waiver Amendment, if the Company defaults in the payment of commitment fee, the remaining unpaid balance of the commitment fee shall be converted into Class A Ordinary Shares (“Default Shares”) at a conversion price equal to volume-weighted average price of Company’s Class A Ordinary Shares on the day immediately prior to the Share Transfer Date (as defined in the Conditional Waiver Amendment), provided, however, that the number of Default Shares will not exceed 3,000,000 shares.

In connection with the Equity Facility, the Company engaged R.F. Lafferty & Co., Inc. and IB Capital LLC, an affiliate of I-Bankers Securities Inc. (collectively, the “Agents”), to act as placement agents. The Company has agreed to pay the Agents an upfront fee of $500,000 in cash or in Class A Ordinary Shares at the Company’s discretion and has also agreed to pay the Agents a fee of 1.25% of the gross proceeds of sales pursuant to the Equity Facility. See – “Business – Material Agreements - Atsion Purchase Agreement.”

Digital Asset Management

The Company has adopted treasury policies governing digital asset management, including allocation ranges of approximately 70%–90% in BTC and 10%–30% in SOL, with target distributions subject to periodic review and minimum liquidity thresholds to ensure adequate working capital. Purchases of digital assets are conducted through regulated exchanges or vetted over-the-counter counterparties under the oversight of a third-party asset manager, with assets held in secure, segregated custodial accounts featuring institutional-grade protections. All acquisitions require approval under treasury committee guidelines, must comply with allocation and liquidity parameters, and are executed at market prices within internal controls to limit slippage, with transactions promptly recorded and reconciled in the Company’s financial records.

Professional Services Agreement

On April 28, 2025, the Company entered into a service agreement (the “Service Agreement”) with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide professional services regarding compliance with U.S. GAAP and SEC rules. As consideration for these services, the Company issued 200,000 Ordinary Shares to Greentree. The service fees were considered fully earned upon the execution of the Service Agreement.

Geographical Expansion

Subsequent to the fiscal year ended March 31, 2026, we initiated a strategic expansion into Japan. In May 2026, we incorporated OFA Japan Inc. and OFA Japan Asset Management Inc. to pursue real estate and entertainment development opportunities, including a proposed regional revitalization project in Choshi City, Chiba Prefecture. We are currently in the process of establishing a joint venture entity, Miyabi Spectrum Inc., to manage the entertainment aspects of this project. While these initiatives are in the early stages of development and remain subject to definitive agreements, we believe this expansion represents a significant opportunity to diversify our revenue streams and leverage our design and project management expertise in a new geographic market.

Tokenization Agreement

On May 8, 2026, the Company entered into the Vero Agreement with Vero in connection with the Vero Project. Pursuant to the Vero Agreement, the Company, through its Hearth RWA platform, will provide tokenization infrastructure and related services, including digital token design, smart contracts, registry infrastructure, and platform integration. The Company is entitled to a $7,500,000 milestone-based technology fee, and its role is limited to infrastructure services only, with no involvement in issuance, fundraising, or regulated intermediary activities.

Our Industry

The global interior design and architectural services industry faces both opportunities and challenges in the current economic environment. While technological advancements, particularly in AI and intelligent management systems, are creating new service opportunities, the industry is experiencing significant headwinds from persistent inflationary pressures and elevated interest rates. These macroeconomic factors have contributed to revenue declines across the industry as clients delay or scale back construction projects. Rising construction costs in our key markets have particularly impacted our residential and commercial project pipeline, leading to extended project timelines and reduced new project commitments. Despite these challenges, the industry remains highly fragmented, characterized by numerous companies of different sizes competing across market segments and geographic areas, which creates opportunities for firms that can effectively manage costs while innovating their service offerings through technology adoption and service differentiation.

Market Size and Growth

●	Interior Design Services

The global interior design services market was valued at approximately US$ 45.1 billion in 2022 and is expected to grow to US$ 79.6 billion by 2030, with a compound annual growth rate (“CAGR”) of 7.4%. The market consists of thousands of firms worldwide, ranging from individual practitioners to large design firms, creating a highly competitive landscape.

Key drivers include increasing disposable incomes, urbanization, the growth of the real estate sector, and changing consumer preferences. The rise in demand for personalized and sustainable interior design solutions is also contributing to market expansion.

●	Architectural Services

The global architectural services market was valued at US$ 359.9 billion in 2022 and is projected to reach US$ 834.84 billion by 2031, growing at a CAGR of 9.8%.

This market is characterized by intense competition among numerous architectural firms of various sizes, from local boutique practices to international firms. Key drivers include technological advancements, such as the integration of AI and digital tools, sustainability trends, and increasing investments in infrastructure and urban development.

The Hong Kong architectural market, where the Company operates as one of many service providers, represents a diverse and competitive environment. Local architects combine Eastern and Western design influences to address the challenges of limited space, serving local, mainland China and overseas customers. According to the Cultural and Creative Industries Development Agency of the Government of the Hong Kong Special Administrative Region (“CCIDA”), architectural and related services contribute nearly 20% of Hong Kong’s creative services exports, reaching HK$4.3 billion every year.

The Hong Kong architectural market continues to expand, supported by growth in the construction sector. In the first quarter of 2024, the total gross value of construction works (“GVCW”) increased by 8.7% year-on-year, amounting to HK$68.7 billion. The private sector saw an increase of 20.8% in nominal terms, reaching HK$21.8 billion, while the public sector contributed HK$25.5 billion, up by 9.5%. This performance reflects ongoing investments in both sectors, including government infrastructure development and private sector projects.

Residential building projects experienced growth of 48.4%, with the GVCW rising to HK$20.1 billion, reflecting demand for housing solutions in Hong Kong’s dense urban environment. Transport projects saw an increase of 10.4% to HK$11.0 billion, indicating continued infrastructure development.

The government’s strategic initiatives in the Innovation and Technology (“I&T”) sector, including the development of the Science Park, Cyberport, and I&T sites in the Lok Ma Chau Loop, are expected to create additional opportunities in the architectural sector. Major land creation projects, such as the Northern Metropolis, are progressing with site formation and infrastructure works underway.

According to CCIDA, key trends in the Hong Kong market include:

●	Sustainability and Green Building – There is a growing emphasis on sustainability and eco-friendly design solutions in both residential and commercial projects. Clients are increasingly seeking designs that reduce environmental impact and promote energy efficiency. This trend is creating opportunities for firms specializing in green building practices.

●	Technological Advancements -The adoption of advanced technologies such as Building Information Modeling (“BIM”), 3D printing, virtual reality (“VR”), and augmented reality (“AR”) is transforming the design process. These technologies enhance visualization, improve accuracy, and streamline project management, offering a competitive edge to firms that integrate them into their workflows.

●	Urbanization and Infrastructure Development – Rapid urbanization, particularly in emerging economies, is driving demand for new residential and commercial buildings. Large-scale infrastructure projects, such as transportation hubs, smart cities, and mixed-use developments, present significant opportunities for architectural firms.

●	Health and Wellness Design – In the wake of the COVID-19 pandemic, there is increased focus on designing spaces that promote health and wellness. This includes incorporating features like improved air quality, natural lighting, and materials that enhance hygiene. The demand for health-conscious designs is expected to continue growing.

●	Personalization and Customization – Consumers are increasingly looking for personalized and unique interior design solutions that reflect their individual tastes and lifestyles. This trend is driving demand for bespoke designs and customized furniture and fixtures.

The architectural and interior design services markets in Hong Kong are served by numerous established firms and independent practitioners, creating a competitive environment where firms compete based on expertise, service quality, technological capabilities, and pricing. Our Company operates as one of many market participants, each serving specific market segments and client needs within this broader competitive landscape.

Our management believes that interior design and architectural services industry in Hong Kong and globally is poised for significant growth, driven by sustainability trends, technological advancements, urbanization, and evolving consumer preferences. Companies that can innovate, adapt to changing market conditions, and offer personalized, eco-friendly design solutions are well-positioned to thrive in this dynamic and expanding industry.

Market Opportunities

Our management believes that the Company is strategically positioned to capitalize on the growing demand for innovative and sustainable architectural and interior design services and focus on integrating cutting-edge technologies such as AI, alongside its commitment to sustainability, sets us apart in the competitive landscape.

Residential Sector

●	Home Renovations and Upgrades: With a growing trend toward home renovations and upgrades, particularly post-pandemic, the Company has the opportunity to cater to homeowners looking to improve and personalize their living spaces. This includes designing multifunctional areas and home offices.

●	Luxury Market: There is a significant opportunity in the luxury residential market. High-net-worth individuals are increasingly seeking bespoke designs that reflect their status and personal tastes.

Commercial Sector

●	Flexible Workspaces: The shift towards remote and hybrid work models has increased the demand for flexible and adaptable office spaces. The Company can leverage this trend by offering innovative solutions that enhance productivity and employee well-being.

●	Retail and Hospitality: As the retail and hospitality sectors recover and evolve post-COVID-19, there is an opportunity to design engaging and immersive spaces that attract and retain customers. This includes experiential retail spaces and health-conscious hospitality environments.

Sustainable Design

●	Green Building Practices: The increasing emphasis on sustainability presents a significant opportunity for our Company. It can expand our portfolio of eco-friendly projects, using sustainable materials and energy-efficient designs to meet the growing demand for green buildings.

●	Health and Wellness: Designing spaces that promote health and wellness is becoming a priority for many clients. The Company can offer solutions that improve indoor air quality, utilize natural light, and incorporate wellness features.

Technological Integration

●	AI and Digital Tools: This technology enhances efficiency, accuracy, and client collaboration, providing a competitive advantage. The Company believes our integration of AI and digital tools into our design process positions us at the forefront of the industry.

●	VR and AR: Utilizing VR and AR for project visualization and client presentations can differentiate us from our competitors and improve client satisfaction.

Regional Expansion

●	Asia-Pacific: Rapid urbanization and economic growth in the Asia-Pacific region present substantial opportunities. Countries like China and India, with their booming real estate markets, are key targets for expansion.

●	Middle East and Africa: Large-scale construction projects and the growth of the hospitality sector in the Middle East and Africa offer opportunities for high-profile projects and collaborations.

Public and Infrastructure Projects

●	Government Initiatives: Government stimulus packages and infrastructure investments provide opportunities for our Company to participate in public projects such as transportation hubs, community centers, and educational facilities.

Material Agreements

PIPE Purchase Agreement

On October 29, 2025, the Company entered into the PIPE Purchase Agreement, pursuant to which, and subject to the approval by the Company’s shareholders of (i) an amendment to its Amended and Restated Memorandum and Articles of Association and (ii) the approval of the issuance of the Series A Convertible Preferred Shares, the Company will issue and sell up to an aggregate $50,000,000 in stated value of its Preferred Shares. An aggregate of $4,800,000 in stated value of its Preferred Shares are closed to date. The Preferred Shares are convertible into the Company’s Class A Ordinary Shares, par value US$0.001 per share, as described below and in the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”).

The PIPE Purchase Agreement, as amended, contemplates multiple Closings. At the Initial Closing an aggregate stated value of $1,500,000 of Preferred Shares were issued upon the satisfaction of certain customary closing conditions in exchange for the aggregate gross proceeds of $1,350,000, representing original issue discount of 10%. At the Second Closing, subject to satisfying the conditions described in the PIPE Purchase Agreement, including the Shareholder Approval, an aggregate stated value of $500,000 of Preferred Shares were issued in exchange for the aggregate gross proceeds of $450,000. At the Third Closing, subject to satisfying the conditions discussed in more detail in the PIPE Purchase Agreement, including an effective registration statement covering the resale of the Ordinary Shares issuable upon conversion of the Preferred Shares and as payment for the Preferred Shares dividends an aggregate stated value of $4,000,000 of Preferred Shares in exchange for the aggregate gross proceeds of $3,600,000. On February 20, 2026 and March 27, 2026 Investors waived certain closing conditions for a portion of the Third Closing and funded $2,800,000 in stated value. In addition, at the Additional Closings, pursuant to the PIPE Purchase Agreement, the Company has the right, but not the obligation, subject to satisfying the conditions discussed below, to issue an aggregate stated value of $44,000,000 of the Preferred Shares in exchange for the aggregate gross proceeds of $39,600,000.

Series A Convertible Preferred Shares

In connection with the PIPE Purchase Agreement, and upon the Shareholder Approval, the Company issued and designated 4,800 shares of the Company’s authorized and unissued undesignated shares as Series A Preferred Shares and shall issue up to an additional 45,200 shares of the Company’s authorized and unissued undesignated shares as Series A Preferred Shares, and establish the rights, preferences and privileges of the Series A Preferred Shares pursuant to the Certificate of Designations, as summarized below:

General. Each share of Series A Preferred Shares will have a stated value of $1,000 per share and, when issued, the Series A Preferred Shares will be fully paid and non-assessable.

Ranking. The Series A Preferred Shares, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all other classes of shares of the Company, unless the Required Holders (as defined in the Certificate of Designations) consent to the creation of other class of shares in the Company that is senior or equal in rank to the Series A Preferred Shares.

Dividends. The holders of Series A Preferred Shares will be entitled to a 12% per annum dividends. The dividends will be payable to each record holder of the Series A Preferred Shares in cash or in shares of Class A Ordinary Shares or any combination thereof. The Company may, at its option, under certain circumstances, capitalize the dividend by increasing the stated value of the Series A Preferred Shares or elect a combination of the capitalized dividend and a payment in dividend shares. If a Triggering Event (defined below) is continuing, the dividend rate increases to the default rate specified in the Certificate of Designations until cured. If equity conditions are not satisfied for payment in shares on a given dividend date (and the applicable holder does not waive), dividends are capitalized (or paid in cash if expressly provided).

Purchase Rights. If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase shares, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Class A Ordinary Shares (the “Purchase Rights”), then each holder of Series A Preferred Shares will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Class A Ordinary Shares acquirable upon complete conversion of all the Series A Preferred Shares held by such holder immediately prior to the date as of which the record holders of shares of Class A Ordinary Shares, subject to certain limitations on beneficial ownership.

Conversion Rights. Each holder of Series A Preferred Shares may convert all, or any part, of the Stated Value (which is equal to $1,000 per share of Series A Preferred Shares) of the outstanding Series A Preferred Shares, at any time at such holder’s option, into shares of the Class A Ordinary Shares (which converted Ordinary Shares are referred to as “Conversion Shares” herein) at the 110% of “Conversion Price,” which equals the lesser of (i) the Fixed Conversion Price of $1.00 and (ii) the Variable Conversion Price, 90% of the lowest volume weighted average price of the Class A Ordinary Shares (“VWAP”) during the applicable measuring period (as defined in the Certificate of Designations), each of which is subject to the “Floor Price” which is initially set at $0.20. The Conversion Price and the Floor price shall be subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions, as well as under the circumstances described below. The amounts to be converted include unpaid dividends and other charges for the Series A Preferred Shares.

If on any seven month anniversary after the date the Series A Preferred Shares are issued (the “Initial Issuance Date”) (each, a “Reset Date”), the Floor Price then in effect is greater than the closing price of the Class A Ordinary Shares as of such applicable Reset Date (each, a “Reset Price”), immediately after the close of trading on such applicable Reset Date the Floor Price shall automatically lower to the Reset Price. The Certificate of Designations contains full “price-based” anti-dilution if the Company issues Class A Ordinary Shares (or certain dilutive securities) below the then-applicable Conversion Price (other than Excluded Securities), the Conversion Price is adjusted down to the new issuance price, in each case subject to the Floor Price and other conditions.

Voluntary Adjustment Right. Subject to the rules and regulations of the Nasdaq, the Company has the right, at any time, with the written consent of the Required Holders, to lower the fixed conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company (the “Board”).

Beneficial Ownership Limitation; Exchange Cap; Shareholder Approval. With the exception of the Affiliate Buyer, which is expressly excluded, conversions are subject to a 4.99% beneficial ownership blocker, which is adjustable up to 9.99% on 61 days’ notice from certain selling shareholder. In addition, until the Company obtains shareholder approval under applicable exchange rules, the Company may not issue, in the aggregate, more than the number of Class A Ordinary Shares permitted under such rules (the “Exchange Cap”), and not more than 20% of the pre-transaction outstanding Class A Ordinary Shares may be issued upon conversion and as dividends prior to such shareholder approval. The Company is obligated to use best efforts to obtain shareholder approval and to increase authorized shares to avoid any “Authorized Share Failure.”

Triggering Events. The Certificate of Designations contains triggering events (each, a “Triggering Event” including certain Bankruptcy Triggering Event (as defined therein)), including but not limited to: (i) failure of a registration statement for the shares of Class A Ordinary Shares underlying to be maintained effective; (ii) the suspension from trading or the failure to list the Class A Ordinary Shares within certain time periods; (iii) failure to declare or pay any dividend when due; (iv) the occurrence of any default under, redemption of or acceleration prior to maturity above agreed thresholds, (v) the Company’s failure to cure a conversion failure of failure to deliver shares of the Class A Ordinary Shares upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Series A Preferred Shares, and (vi) bankruptcy or insolvency of the Company.

From and after the occurrence and during the continuance of any Triggering Event, the Dividend Rate in effect shall automatically be increased to the Default Rate of (i) 15% per annum.

Triggering Event Redemption Right. Upon the occurrence and continuance of and Triggering Event, and following the expiration of any applicable cure period, a Holder has the right, exercisable at its option by written notice to the Company to redeem all or any portion of such Holder’s outstanding stated value of the Preferred Shares for cash. Upon notice, the Company shall immediately redeem in cash all amounts due under the Series A Preferred Shares at a redemption price equal to 110% of the Conversion Amount (as defined in the Certificate of Designations).

Company Optional Redemption. At any time the Company shall have the right to redeem in cash all, but not less than all, the shares of Series A Preferred Shares then outstanding at a price equal to the greater of (i) the Conversion Amount being redeemed, and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Class A Ordinary Shares underlying the Series A Preferred Shares. The equity value of the Class A Ordinary Shares underlying the Series A Preferred Shares is calculated using the greatest closing sale price of the Class A Ordinary Shares on any trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and the date the Company makes the entire payment required.

Fundamental Transactions. The Certificate of Designations prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless (i) the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Certificate of Designations and the other Transaction Documents (as defined in the Certificate of Designations) and (ii) the Successor Entity (including its Parent Entity) is a publicly traded corporation whose common stock is quoted on or listed for trading on an Eligible Market. Conversely, the Company may exercise its Fundamental Transaction Redemption right and pays the applicable redemption price at or about closing. Upon such transactions, holders will thereafter be entitled to receive the securities or other property receivable had they converted immediately prior to the event, subject to the Certificate of Designations’ limitations.

Voting Rights. The holders of the Series A Preferred Shares shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Class A Ordinary Shares, except as provided in the Certificate of Designations (or as otherwise required by applicable law).

Covenants. The Certificate of Designations contains a variety of obligations on the Company’s part not to engage in specified activities. In particular, the Company will not, and will cause the Company’s subsidiaries to not, redeem, repurchase or declare any dividend or distribution on any of the Company’s capital stock (other than as required under the Certificate of Designations) and will not, subject to certain exceptions, incur any indebtedness, other than ordinary course trade payables and factoring of accounts receivable not exceeding certain amounts or, subject to certain exceptions, incur any liens. In addition, the Company will not issue any preferred shares or issue any other securities that would cause a breach or default under the Certificate of Designations.

Reservation Requirements. So long as any Series A Preferred Shares remains outstanding, the Company shall at all times reserve (i) 100% of the number of shares of Class A Ordinary Shares to convert the then outstanding Preferred Shares at the effective Floor Price, plus (ii) 100% of the Class A Ordinary Shares that would be issuable as Dividend Shares for 12 months of dividends, allocated pro rata amount holders and reallocated upon transfers or conversions.

This description of the Preferred Shares does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of the Certificate of Designations, attached as Exhibit 10.7 of this registration statement.

Related Party Transaction - Affiliate Buyer Participation

The PIPE Purchase Agreement includes participation by an affiliated investor (the “Affiliate Buyer”), making the financing a related party transaction under Nasdaq Listing Rule 5630, Form 20-F Item 7.B, and, by analogy, Regulation S-K Item 404(a). The Affiliate Buyer is under common control with certain Company insiders, including Li Hsien “Larry” Wong, Wai Wong “Keith” Chong, and R-Opus Inc., whose beneficial owner is Weiyi Yu.

The Affiliate Buyer invested on the same terms and conditions as the unaffiliated investor, without any preferential pricing, rights, or covenants, and the transaction was negotiated on an arm’s-length basis.

On October 29, 2025, the Audit Committee, composed entirely of independent directors, reviewed and approved the transaction in accordance with Nasdaq Rule 5630 and the Company’s Audit Committee Charter. In reaching its determination, the Committee considered: (i) the full transaction terms, (ii) the identity and relationships of the affiliated participants, (iii) the parallel investment by a non-affiliate on identical terms, and (iv) the Company’s obligations under Nasdaq Rules 5630 and 5635 and Cayman Island law.

The Committee concluded that the transaction was fair, reasonable, and in the best interests of the Company and its shareholders, that it was negotiated on arm’s-length terms, and that all conflicts were properly disclosed and managed. All interested directors recused themselves from deliberations and voting.

The Company believes the Audit Committee’s approval and the disclosure herein satisfy applicable related-party requirements under Nasdaq rules, Form 20-F, and U.S. securities-law standards, and that the Affiliate Buyer’s participation does not adversely affect unaffiliated shareholders.

Registration Rights

On October 29, 2025, the parties entered into a registration rights agreement (the “Registration Rights Agreement”), which grants Greentree and TriCore certain customary registration rights in connection with the investment with respect to the shares of Class A Ordinary Shares issuance upon conversion of the Preferred Shares and upon payment of the associated dividends. Subsequent to the execution of the Registration Rights Agreement, a transferee of certain Preferred Shares entered into a joinder to the Registration Rights Agreement with the Company pursuant to which such transferee agreed to become a party to, and be bound by, the terms and conditions of the Registration Rights Agreement as a “Buyer” thereunder with respect to the Preferred Shares acquired from an existing Buyer.

In accordance with the terms and conditions of the Registration Rights Agreement, the Company prepared and filed with the SEC a registration statement(the “Registration Statement”) registering the resale of initially 35,000,000 Class A Ordinary Shares underlying the Preferred Shares within thirty (30) days after the Initial Closing Date (the “Filing Deadline”) and to have such registration statement effective by the later of (i) one hundred and twenty (120) days after the filing of the Registration Statement.

This description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of the Registration Rights Agreement, attached as Exhibit 10.8 of this registration statement.

Atsion Purchase Agreement

On July 14, 2025, we entered into the Atsion Purchase Agreement with Atsion pursuant to which we have the right, but not the obligation, to sell up to $100,000,000 (which may be increased to $200,000,000 upon mutual agreement by us and Atsion) of our Class A Ordinary Shares, to Atsion, subject to the terms and conditions set forth therein (the “Equity Facility”). In furtherance of the Equity Facility, we and Atsion also entered into a related registration rights agreement (the “RRA”) pursuant to which we have agreed to register for resale on a registration statement on Form S-1 the Class A Ordinary Shares issuable to Atsion pursuant to the Equity Facility.

We may begin selling Class A Ordinary Shares to Atsion under the Equity Facility beginning on the effective date of the registration statement of which this prospectus is a part and may continue to sell such Class A Ordinary Shares until the 36 month anniversary of the effectiveness of this registration statement. If we elect to sell Class A Ordinary Shares to Atsion under the Equity Facility, we may require Atsion to purchase, on any given trading day, a maximum of $100,000 of Class A Ordinary Shares, subject to increases up to $250,000 and $500,000 of Class A Ordinary Shares, subject to certain stock price and volume requirements as described in the Atsion Purchase Agreement (each such purchase, a “Regular Purchase”). If we sell the maximum number of shares permitted in a Regular Purchase on a trading day, we may sell additional shares to Atsion subject to certain additional stock price and volume considerations.

The purchase price that Atsion is required to pay per ordinary share is equal to the lower of: (i) 95% of the arithmetic average of the last traded price of a round-lot trade of the Class A Ordinary Shares recorded at regular 30 minute intervals during regular trading hours on a Purchase Date (as such term is defined in the Atsion Purchase Agreement) of the Class A Ordinary Shares on the Purchase Date from the time of purchase submission to and including market closing on such date, or (ii) 96% of the lowest single day volume weighted average price for the four consecutive business days ending on the purchase date. Notwithstanding the foregoing, under no circumstances is the Company permitted to deliver a purchase notice to Atsion if the Class A Ordinary Shares are trading below $1 per share.

We have agreed to use 80% of the net proceeds from the Equity Facility toward the purchase of cryptocurrency assets in connection with our cryptocurrency treasury strategy. Pursuant to the Atsion Purchase Agreement, up to $100,000,000 (which may be increased to $200,000,000 upon mutual agreement) of committed equity financing is available to us, with 80% of net proceeds contractually designated for cryptocurrency purchases. Our initial focus will be on Bitcoin (BTC) and Solana (SOL). As of the date of this prospectus, we have not completed any cryptocurrency purchases.

In consideration for entering into the Atsion Purchase Agreement, we have agreed to issue Atsion 250,000 Class A Ordinary Shares (the “Commitment Shares”). If the aggregate value of the Commitment Shares, as determined pursuant to the Atsion Purchase Agreement, is less than $1,000,000, then we have agreed to pay Atsion the difference in cash. We have also agreed to reimburse Atsion for certain expenses.

Concurrently with the Atsion Purchase Agreement, we and Atsion entered into the RRA pursuant to which we have agreed to file a resale registration statement within 30 days following the execution of the Atsion Purchase Agreement and agreed to have the resale registration statement declared effective within 45 days of execution of the Atsion Purchase Agreement, subject to an extension if the Securities and Exchange Commission determines to review the resale registration statement.

In connection with the Equity Facility, the Company engaged R.F. Lafferty & Co., Inc. and IB Capital LLC, an affiliate of I-Bankers Securities Inc. (collectively, the “Agents”), to act as placement agents. The Company has agreed to pay the Agents an upfront fee of $500,000 in cash or in Class A Ordinary Shares at the Company’s discretion and has also agreed to pay the Agents a fee of 1.25% of the gross proceeds of sales pursuant to the Equity Facility.

In connection with the implementation of our cryptocurrency treasury strategy, the Company has entered into a memorandum of understanding with Bitwise Asset Management to act as a non-discretionary strategic advisor. Bitwise was selected following our evaluation of institutional expertise, regulatory standing, and alignment with the Company’s blockchain objectives. Bitwise does not exercise investment authority over the Company assets. Instead, it provides guidance on market conditions, treasury management best practices, and implementation protocols. Advisory fees are payable quarterly in cash.

To our knowledge, Bitwise Asset Management is not affiliated with Atsion. The engagement ensures that advisory input remains independent from financing arrangements.

Our Competitive Strengths

The Company believes the following competitive strengths have contributed to, and will continue to drive, its growth:

AI Integration and Technology Innovation

The Company develops and utilizes proprietary artificial intelligence (“AI”) and technology solutions to support its architectural design, project planning, and Building Information Modeling (“BIM”) operations. The Company’s technology strategy is intended to improve workflow efficiency, automate certain design processes, enhance project coordination, and support future software commercialization opportunities.

The Company has developed its proprietary software platform, QikBIM™, which is designed to support various aspects of the architectural design and planning process.

QikBIM™ is an AI-powered Building Information Modeling (“BIM”) platform designed to automate portions of the architectural and engineering design workflow, including the generation of coordinated architectural drawings, structural plans, BIM models, and related project documentation. The platform is intended to improve design efficiency, reduce manual production efforts, and enhance consistency throughout the design process.

PlanAID™ is an an AI-powered building code compliance verification tool co-developed with the Contractor that automatically analyzes architectural drawings against local building codes. It is under active development with a target commercial launch in the third quarter of 2026, and has not yet been commercially launched.

The Company’s technology initiatives include:

●	Proprietary Software Platforms. The Company develops and utilizes its internally developed software platforms, including QikBIM™, to automate and optimize architectural design, planning, and BIM-related workflows. The Company believes these technologies may improve project efficiency and support future software licensing and subscription-based revenue opportunities

●	Technology-Enabled Professional Services. The Company incorporates AI-assisted design tools, BIM technologies, and digital workflow automation into its architectural and development services to improve project coordination, visualization, documentation, and collaboration.

●	Digital Design Technologies. The Company utilizes Building Information Modeling (BIM), artificial intelligence (AI), virtual reality (VR), augmented reality (AR), and other digital technologies to support project visualization, project management, collaboration, and decision-making throughout the design and development process.

The Company intends to continue investing in the development of its proprietary technology platforms and expanding the capabilities of QikBIM™. These investments are intended to support the Company’s long-term strategy of integrating advanced technologies into its architectural, engineering, and real estate development operations and may provide opportunities for future software licensing and subscription-based revenue. There can be no assurance that these initiatives will achieve their intended commercial or operational objectives.

Diverse and Comprehensive Services

The Company offers a full spectrum of services from architectural design to interior design, construction documentation, and project management. This allows the Company to provide end-to-end solutions for our clients, enhancing our value proposition.

●	Comprehensive Services: the Company provides a wide range of architectural and interior design services for both residential and commercial projects, ensuring it can meet diverse client needs.

●	Customized Solutions: the Company delivers personalized and bespoke design solutions caters to clients seeking unique and tailored experiences.

Experienced Leadership Team

The Company’s founders and key team members bring decades of experience in architecture, project management, and technology. This blend of expertise allows it to tackle complex projects and drive innovation effectively. Each member brings unique skills and a proven track record in their respective fields:

●	Experienced Architect: With over 20 years in the industry, our Building Design Director, Larry Wong, has completed hundreds of architectural projects, including innovative and sustainable solutions that set new standards in modern architecture. Mr. Wong also founded a successful architectural firm, demonstrating leadership and a commitment to excellence.

●	Project Management Expert: Our Project Architect and Director, Keith Chong, as over two decades of experience in guiding projects from concept to completion. With a focus on meticulous tender documentation and robust construction oversight, this expert ensures that every project not only meets but exceeds expectations.

●	Innovative Interior Designer: Our Interior Designer, Meira Ho, is renowned for exceptional communication skills and the ability to deliver modern, client-focused design solutions. Their innovative approach ensures that each project is tailored to meet contemporary demands.

●	Renowned Structural Engineer: Our Structural and Civil Engineer, Ernest Wong, is highly respected for solving complex structural challenges and delivering high-quality solutions in both private and public sectors. Their extensive experience and successful project track record underscore their unparalleled expertise in the industry.

●	Continuous Development: the Company invests in the ongoing training and professional development of its team, ensuring they stay ahead of industry trends and technological advancements.

Strong Market Positioning

The Company has established its principal operational presence in the United States, with headquarters located in Los Angeles, California. The Company’s strategic focus is centered on serving the U.S. architecture, engineering, construction, real estate development, and technology markets, which it believes present significant opportunities for growth and adoption of AI-driven solutions.

In addition to its U.S. operations, the Company maintains business activities and market presence in Hong Kong and Japan through its subsidiaries, strategic partnerships, and project development initiatives. These international operations provide the Company with access to additional business opportunities, industry relationships, and market insights while supporting its long-term growth strategy.

The Company combines its experience in architectural design, real estate development, and technology innovation with its understanding of local building standards, regulatory requirements, and market practices across multiple jurisdictions. Through its operations and proprietary technology platforms, including QikBIM™, the Company seeks to strengthen its competitive position while primarily focusing its resources and growth initiatives on the U.S. market.

The Company believes its U.S.-based headquarters, international presence, industry expertise, and technology-focused business model position it to capitalize on opportunities within the architecture, engineering, real estate development, and AI software sectors.

Strong Relationships and High Client Satisfaction

The Company builds and maintains strong relationships with its clients through transparent communication, collaboration, and a deep understanding of their needs and preferences. Approximately 90% of our clients are either referral or return customers, and proportionally, 90% of our revenue is generated from referral or return customers. For example, the Company has had over five contracts with Yuen Long Primary School due to our excellent service, and they have consistently requested our quotations and awarded us contracts. In addition, our successful renovation projects at Corporation Park Office and Delta House Office led the same satisfied client to entrust us with the design and renovation of their prestigious 8,000 sq. ft. A-grade headquarters. This illustrates our ability to build lasting relationships and secure significant, ongoing projects. Currently, the Company has over 100 returning customers, with cumulative revenue of approximately $8 million since our incorporation to March 31, 2026, underscoring the strength and reliability of our client relationships.

Sustainable and Nature-Integrated Design

The Company focuses on sustainable and nature-integrated design that aligns with growing market demands and regulatory trends, seeking to position itself as a leader in eco-friendly architecture. A prime example is its Tin Hau Temple project, which utilizes 100% natural lighting and ventilation. Given the long operational hours of this public facility, eco-friendly design elements were paramount. By prioritizing sustainability, the Company designed the project to ensure that the building operates efficiently while minimizing its environmental footprint. This project exemplifies the Company’s commitment to creating innovative and environmentally responsible designs that meet the highest standards of eco-friendly architecture.

Responsive to Market Changes

The Company demonstrates a strong ability to adapt to market trends and economic shifts, seeking to ensure that the Company remains relevant and competitive. For instance, in response to the increased demand for home office designs and recognizing the surge in remote work, the Company swiftly expanded its portfolio to include versatile home office solutions. This included designing modular workspaces that can be easily integrated into existing homes, catering to the growing need for dedicated home offices. The Company also pioneered the development of multi-functional office spaces that can be reconfigured based on changing needs. By incorporating flexible partitions, adjustable furniture, and advanced technology infrastructure, its designs support both collaborative environments and individual work areas, meeting the evolving demands of modern workplaces.

Proactive Problem Solving

The Company’s proactive approach to problem-solving enables it to effectively address challenges such as supply chain disruptions, project delays, and evolving client expectations. During the global supply chain crisis in 2019, the Company established strategic partnerships with multiple suppliers to diversify its sourcing options, minimizing delays and ensuring a steady flow of materials. Additionally, the Company invested in advanced inventory management systems that allowed it to anticipate shortages and adjust procurement plans in real-time. To further mitigate project delays, the Company implemented a robust project management framework that includes detailed risk assessments and contingency planning, including cross-training programs for its workforce to ensure that critical tasks can be completed by multiple team members. More recently, the Company has continued to strengthen its proactive capabilities by leveraging AI-powered tools, including QikBIM. QikBIM, developed through a formal co-development agreement executed in May 2025, is an AI-integrated Building Information Modeling platform that streamlines design workflows, enhances collaboration, and enables the Company to identify and resolve potential construction and design conflicts before they arise. The system continues to improve and has been adopted by over 100 clients as of the date of this report. These technological investments reflect the Company’s commitment to anticipating challenges and delivering consistent, high-quality results to its clients.

The management believes that the Company’s competitive strengths, including its AI integration and innovation, diverse and comprehensive services, experienced leadership team, strong market positioning, sustainable and nature-integrated design, responsiveness to market changes, and proactive problem solving position it well for continued growth and success in the dynamic architectural and interior design industry.

Our Strategies

The Company intends to grow its business by implementing the following key strategies:

Accelerate AI Platform Development and Deployment

●	The Company has developed its own proprietary AI tools for architectural design and project management, including QikBIM, which has been commercially launched and continues to be developed in phases, and PlanAid, which remains under ongoing development. PlanAid is an AI-powered building code compliance verification tool co-developed with the Contractor that automatically analyzes architectural drawings against local building codes. It is under active development with a target commercial launch in the third quarter of 2026, and has not yet been commercially launched. QikBIM is an automated building code compliance review system designed for architectural design and the automated generation of structural and MEP (mechanical, electrical, and plumbing) construction drawings. While the Company believes these technological initiatives could potentially streamline the architectural review process and enhance its service offerings, certain of these development projects remain in early stages and there can be no assurance that they will be successfully developed or implemented as planned.

●	Currently, the Company leverages several third-party AI and technological tools to enhance its design and project management capabilities, including Adobe 3D Studio Max for AI mapping, and Open Art for design generation. These tools provide enhanced capabilities for our design processes and client services. The Company is exploring potential partnerships to expand the application of these and similar tools in the Asian market, which could enhance its service capabilities and allow us to offer additional solutions to its client base.

In addition, the Company aims to forge strategic partnerships with technology firms to stay at the forefront of digital transformation in the architectural and interior design industry, including, among others, BOOM Interactive Inc, and Autodesk.

Expand Market Reach in Asia and US

The Company plans to expand its presence in high-growth regions, such as greater Asia-Pacific area and the United States, to tap into new markets and opportunities. The Company is strategically expanding its footprint globally, with operations based in Hong Kong and plans to extend its services into the United States and broader Asia markets. The Company’s commitment to excellence in design and architecture drives our international growth, allowing it to deliver innovative and sustainable architectural solutions across diverse regions.

Expansion into the United States. The Company currently rents an office space in Rolling Hills, California, which serves as its North American headquarters and principal executive office. This facility houses the Company’s core U.S. leadership team, including the Chief Executive Officer, Chief Operations Officer, and other key executive personnel. The office functions as the Company’s primary center for strategic decision-making, corporate governance, and operational oversight in the Americas region and Company’s expansion plan. The facility also includes dedicated spaces for research and development and collaborative workspaces for cross-functional teams. The Company intends to establish a U.S.-based subsidiary to further solidify its presence in the American market. This subsidiary will serve as a central hub for expanding the Company’s services and capabilities, allowing for more direct engagement with U.S. clients and partners. As part of its growth strategy, the Company plans to actively seek out partnerships with local firms and industry leaders in the Los Angeles area. These collaborations will enable the Company to enhance its service offerings, particularly in AI-driven architectural solutions, and to tap into new business opportunities in one of the world’s most innovative and design-forward regions.

While the Company’s primary market focus is the United States, the Company also continues to expand its business activities in Hong Kong and Japan. The Company believes these markets provide attractive opportunities for architectural services, real estate development, and technology-driven solutions, supported by ongoing urban development, infrastructure investment, and demand for innovative design and construction technologies. The Company’s strategy involves establishing and strengthening relationships with local partners, developers, and government stakeholders while maintaining an understanding of the regulatory and business environments in each market. This approach enables the Company to tailor its services and development initiatives to meet the specific needs of clients in the United States, Hong Kong, and Japan.

In addition, the Company is pursuing opportunities in the senior housing and assisted living sector. The Company is evaluating potential development sites and preparing architectural and planning concepts in response to growing demographic demand for senior living communities in the United States, Hong Kong, and Japan. The Company believes this initiative leverages its expertise in architecture, planning, and real estate development and may provide opportunities to participate in a resilient and growing segment of the real estate market.

Sector Diversification

In addition to geographic expansion, the Company plans to diversify its client base by targeting different sectors, including healthcare and hospitality, to reduce dependency on any single market segment. Currently, the Company primarily operates in the residential, commercial, and institutional sectors. By broadening our focus to include healthcare and hospitality, the Company aims to tap into new opportunities and create a more balanced and resilient portfolio. This strategic diversification will not only mitigate risks associated with market fluctuations but also position the Company to capitalize on the growing demand for specialized design solutions across various industries.

Diversify Service Portfolio

The Company intends to continue broadening its range of services, including the development of an AI-based building code-checking tool. This will not only serve architects but also benefit public service departments, opening up new market segments. The Company also strives to increase its market share by delivering superior design solutions and leveraging our competitive strengths to differentiate ourselves from competitors.

Focus on Sustainable and Smart Design Solutions

The Company is currently integrating sustainable smart design solutions, such as AI-driven energy management systems and automated lighting and climate control, into its business strategy, with ongoing projects that utilize renewable materials and advanced technologies to create efficient, eco-friendly buildings that minimize environmental impact and enhance occupant comfort. The Company will continue to prioritize and innovate in sustainable and smart design, positioning itself as a leader in this growing market segment by incorporating more eco-friendly practices and smart technologies into its designs. The Company plans to obtain and promote industry-recognized sustainable certifications (e.g., LEED, BREEAM) to demonstrate its commitment to green building standards.

Cryptocurrency Treasury Strategy

The Company is establishing a digital asset treasury as part of the Company’s broader strategy to incorporate crypto assets onto its balance sheet. This marks the beginning of the Company’s comprehensive approach to diversifying its treasury holdings and positioning the Company to leverage digital assets for enhanced financial flexibility.

Commencing in July 2025, the Company began accepting cryptocurrency payments for its traditional architectural services and AI-driven architectural tools. The Company currently accepts Bitcoin (BTC) and Solana (SOL) for these services. All cryptocurrencies received from clients will be held with Kraken crypto currency exchange, owned and operated by Payward, Inc., a qualified third-party custodian, which provides institutional-grade security measures, including cold storage, multi-signature arrangements, and segregated account structures consistent with industry practices.

Cryptocurrencies received from operating activities are maintained separately from the Company’s cryptocurrency treasury strategy. In the ordinary course, such receipts are converted into fiat currency for working-capital purposes. Any portion of these assets designated for long-term investment is transferred into dedicated treasury accounts in accordance with Company policy.

In August 2025, the Company launched its digital asset strategy, which includes the establishment of a digital asset treasury. As part of this initiative, the Company holds / intends to hold certain digital assets as a component of its treasury management, and intends to develop policies governing the acquisition, custody, and risk management of such assets. The Company’s digital asset treasury is intended to complement its broader real-world-asset digitization efforts and to support financing initiatives tied to senior housing projects and other operations of the Company.

A central element of this strategy is the development and tokenization of real-world assets (“RWAs”). The Company’s RWA initiatives are conducted through Hearth Labs, Inc., a wholly owned subsidiary of OFA Group that serves as the Company’s dedicated RWA launchpad and digital-asset infrastructure entity. The Hearth platform was developed in collaboration with Blockchain App Factory, the Company’s external blockchain development vendor, and was completed on March 31, 2026, as confirmed by a formal Completion Certificate. The platform is designed to manage the full tokenization lifecycle, including asset onboarding, smart-contract deployment, token issuance, and milestone-based delivery of project plan deliverables, and is intended to function as a launchpad for primary issuance of RWA tokens as well as the foundation for future secondary-market distribution.

Through the Hearth platform, the Company intends to tokenize a range of real-world assets relevant to its operations, including real property interests, mixed-use and commercial real estate development projects, rental income streams, and property- and rent-related cash flows, as well as other asset categories the Company may identify. The Company plans for the resulting RWA tokens to be made available for sale to the public through a broader real-world-asset distribution and financing model. The development, distribution, and secondary trading of RWA tokens may be subject to evolving regulatory requirements, including those relating to broker-dealer registration and the operation of alternative trading systems, and the Company continues to evaluate the applicable regulatory framework as the platform develops.

To date, the Company has entered into two commercial tokenization engagements. On March 31, 2026, the Company entered into a Tokenization Agreement with MD Queens Development LLC for the tokenization of a real estate development project in Long Island City, New York (the “LIC Project”), representing the Company’s first commercial RWA engagement. Pursuant to agreement, the Company is entitled to receive an aggregate Platform Technology Fee of $15,000,000, payable upon achievement of specified milestones. The first milestone  (Platform Setup and Smart Contract Deployment) was reached on May 15, 2026, and the corresponding Project Plan Deliverable Framework has been accepted by the client. No revenue was recognized upon execution of the Tokenization Agreement with MD Queens Development LLC on March 31, 2026. Although the agreement became effective and a portion of the $15,000,000 Platform Technology Fee became contractually payable and non-refundable on that date, execution of the contract itself does not constitute satisfaction of a performance obligation. The Company subsequently on May 8, 2026 entered into a Tokenization Agreement with Vero 60 LLC and Vero Beach Land Development LLC for the tokenization of a mixed-use real estate development project in Vero Beach, Florida (the “Vero Beach Project”), pursuant to which the Company is entitled to receive an aggregate Platform Technology Fee of $7,500,000, payable upon achievement of specified milestones.

During early-stage operations, RWA tokens are used for internal testing and are not held by third-party custodians. As the Company’s tokenization program scales up and public distribution begins, the Company expects to engage qualified custodians to provide custody of RWA tokens, and to implement institutional-grade custody, security, and key-management arrangements appropriate to the nature and value of the assets held. The Company’s ability to offer RWA tokens to the public, and the timing of any such offering, will depend on a number of factors, including the availability of qualified custodial solutions, the development of secondary-market infrastructure, and compliance with applicable laws and regulations.

The Company anticipates that, where mortgage-related RWAs are issued, the yield associated with such RWAs would be derived from proceeds generated by the underlying mortgage asset, and similarly, RWAs tied to other real-world assets (such as properties or rental income streams) would derive economic value from those respective underlying assets. The purpose of the RWA framework is to create a secure digital record of multiple categories of real-world assets that may improve transparency, operational efficiency, and compliance monitoring. The Company may also utilize stablecoins, such as USDC, for the settlement of RWA-related payments. Following the successful completion of the Hearth platform and execution of the Vero 60 Tokenization Agreement, the Company has commenced its first commercial RWA program and intends to expand gradually as it gains further regulatory, operational, and technological experience across additional real estate asset classes.

We have adopted policies governing:

●	overall allocation ranges for digital asset holdings, including a BTC allocation range of approximately 70% to 90% of digital asset holdings and a SOL allocation range of approximately 10% to 30%;

●	target distribution percentages consistent with these ranges, subject to periodic review by our treasury committee to be formed; and

●	minimum liquidity thresholds designed to ensure adequate working-capital availability and prudent treasury practices.

In addition to our allocation policies, the Company has adopted arrangements governing how cash is exchanged for BTC, SOL, and any future digital assets. All purchases are executed through regulated exchanges or qualified over-the-counter counterparties that have been vetted for compliance, liquidity, and operational reliability, and all such execution will be subject to the oversight of our third-party asset manager. Digital assets acquired are transferred directly into segregated accounts maintained with institutional-grade custodians utilizing cold storage, multi-signature security, and insurance coverage.

Each purchase will require approval under treasury committee guidelines the Company plans to adopt and confirmation that the acquisition is within approved allocation and liquidity parameters. Transactions are executed at prevailing market prices subject to internal price-band limits designed to avoid excessive slippage. All transactions are contemporaneously recorded in the Company’s general ledger and reconciled against exchange and custodian statements.

Liquidity and Capital Preservation Framework

Specifically, the Company maintains a structured liquidity plan that includes:

●	minimum liquidity reserves equal to at least 10-15% of unrestricted cash, which must remain in U.S. dollars or cash-equivalents and may not be deployed into digital assets;

●	a rebalancing protocol that requires the Company to realign BTC and SOL holdings back to approved allocation ranges if either position deviates by more than 10 percentage points from its target band;

●	maximum concentration limits, including caps on aggregate exposure to any single counterparty, venue, or instrument;

●	mandatory stop-loss governance, requiring treasury-committee review if either asset declines beyond predefined drawdown thresholds; and

●	limitations prohibiting leverage, margin trading, short positions, or the use of derivatives that materially increase counterparty risk.

Covered-Call Option Program

To enhance liquidity and generate incremental income, the Company may implement a covered-call option program on a portion of its BTC and SOL holdings. Under this program:

●	the Company may write (sell) call options only against fully-owned BTC or SOL already held in cold storage accounts;

●	the Company will not engage in naked options, leverage, or any derivatives that could require the posting of margin or result in obligations exceeding the underlying asset;

●	premiums received from covered-call transactions will be retained in USD to support short-term liquidity and working-capital needs;

●	all option-writing activity will occur through regulated venues or counterparties vetted for creditworthiness and operational reliability; and

●	the Company will cap the portion of its digital assets eligible for covered-call writing at no more than 25% of total digital asset holdings, ensuring that the majority of assets remain unencumbered.

This optional covered-call program is designed to generate incremental yield, buffer volatility, and strengthen USD liquidity reserves without increasing directional exposure or introducing material counterparty or leverage risk.

These arrangements are intended to ensure disciplined execution of the Company’s cryptocurrency treasury strategy, mitigate operational and market risks, and provide transparency to auditors, regulators, and investors.

In addition, while our initial strategy focuses on BTC and SOL, the Company may, in its discretion, consider other digital assets. Any such inclusion would follow evaluation criteria that include regulatory compliance, technological viability, market liquidity, risk profile, and strategic alignment with our business.

In connection with the implementation of our cryptocurrency treasury strategy, the Company has entered into a memorandum of understanding with Bitwise Asset Management to act as a non-discretionary strategic advisor. Bitwise was selected following our evaluation of institutional expertise, regulatory standing, and alignment with the Company’s blockchain objectives. Bitwise does not exercise investment authority over the Company assets. Instead, it provides guidance on market conditions, treasury management best practices, and implementation protocols. Advisory fees are payable quarterly in cash.

To our knowledge, Bitwise Asset Management is not affiliated with Atsion. The engagement ensures that advisory input remains independent from financing arrangements.

Competition

The architectural and interior design industry is highly competitive, characterized by a mix of large international firms, established local practices, and innovative startups. Competition is based on factors such as design quality, technological innovation, project management capabilities, sustainability expertise, and pricing. Our competitors may have stronger financial foundations, more established brand recognition, and/or longer standing relationships with their clients. Management believes the Company’s major competitors are as follows:

●	Gensler, a global firm that competes with the Company in large-scale commercial and residential projects, innovative design;

●	Foster + Partners, a UK-based firm with global presence that competes with the Company in high-profile architectural projects and sustainable design;

●	Aedas, a Hong Kong-based firm with global presence that competes with the Company in Asian market and mixed-use developments; and

●	Ronald Lu &Partners, a Hong Kong-based firm that competes with the Company in local Hong Kong projects and sustainable design.

There are also other larger, publicly traded companies operate on a different scale than us which represent the broader industry in which the Company competes and innovates. The Company’s focus on AI integration and the Asian and US markets distinguishes it from many of these competitors. the Company expects to continue competing with existing competitors and additional, more established players.

Our Operation

●	Day-to-Day Operations

The day-to-day operations are designed to ensure seamless project execution and client satisfaction. The Company’s operations are governed by a set of standard procedures and rules that adapt to the specific scope and demands of each project. Each project begins with a comprehensive briefing session where the project team, led by a dedicated project manager, aligns on objectives, timelines, and deliverables. Regular team meetings and progress reviews are conducted to ensure that every aspect of the project is on track. Communication within the team and with clients is maintained through email, messaging apps, and collaborative tools, ensuring transparency and efficiency.

Below is a flowchart that demonstrates our day to day operation flow.

●	Project Management and Collaboration

The Company’s project management approach is dynamic and adaptable, tailored to the unique needs of each project. It utilizes a suite of specialized applications, including AutoCAD for precise drafting and design, SketchUp for 3D modeling and visualization, and Microsoft Office tools for documentation, presentations, and data analysis. These tools enable its teams to collaborate effectively, share real-time updates, and make informed decisions quickly. Each project follows a structured workflow that includes initial concept development, detailed design, client approval, and final execution. The Company’s rules emphasize quality control, adherence to timelines, and continuous improvement.

Business Model Flow Chart

The Company’s business model flow chart outlines the entire project lifecycle from initial consultation to project delivery, highlighting key milestones and approval stages. This flow chart is accessible through the client portal, providing a transparent view of the process and ensuring clients are informed at every step. Key stages include:

●	Initial Consultation: Understanding client needs and project scope.

●	Design Phase: Developing and refining design drafts.

●	Approval Milestones: Client approvals at critical stages to ensure alignment with expectations.

●	Project Delivery: Final handover of the completed project, with post-completion support as needed.

By dedicating a separate section to our online platforms and technology, the Company provides a clear understanding of their vital role in our operations and the value they bring to our clients and the Company.

Online Platforms and Technology

The Company utilizes various online platforms for its operations. The Company’s website serves as a multi-functional hub, acting as a portfolio showcase, client portal, and communication center. Clients can securely access project updates, submit feedback, and review design drafts through a secure client login. Additionally, the Company leverages specialized applications such as AutoCAD and SketchUp for real-time design modifications and visualizations. These platforms are supported by cloud-based technology, ensuring data security and accessibility from anywhere.

Leveraging these online platforms, the Company offers a comprehensive suite of functions designed to enhance operational efficiency and client satisfaction, including:

●	Project Management: Advanced tools for scheduling, task assignment, progress tracking, and resource management.

●	Client Engagement: Secure portals enabling clients to access project updates, communicate with the team, submit feedback, and review design drafts.

●	Team Collaboration: Integrated communication tools and document-sharing capabilities facilitate seamless collaboration among team members, regardless of location.

●	Real-Time Design Modifications: Applications like AutoCAD and SketchUp allow for instant updates and visualizations, ensuring design changes are quickly implemented and reviewed.

The platforms are designed to serve a diverse range of clients, including:

●	Residential Clients: Homeowners seeking custom designs and renovations.

●	Commercial Clients: Businesses in need of innovative and functional workspace solutions.

●	Public Sector Clients: Government and municipal projects requiring compliance with specific regulations and standards.

Hearth is our proprietary, blockchain-based Real World Asset (RWA) tokenization platform. The platform provides the technology infrastructure, smart contract deployment capabilities, and compliance protocols necessary to enable real estate developers and asset owners to fractionalize and tokenize real-world properties. Hearth’s infrastructure manages the lifecycle of token creation, compliance-linked transfer restrictions, and investor management, allowing clients to issue digital representations of asset ownership or revenue-sharing rights.

Our Services

The Company offers a comprehensive range of architectural and design services tailored to meet the diverse needs of its clients. The Company’s services are designed to cover various aspects of architectural projects, from initial concept development to final project execution, ensuring a seamless and efficient process.

●	Design and Fit-Out Services include the following services:

○	Design Services: Comprehensive design services from conceptual through to construction documentation.

○	Fit-Out Management: Managing the procurement of materials, hiring contractors, and overseeing the fit-out process to ensure design intent is realized.

○	Procurement Services: Purchasing materials and furnishings on behalf of the client.

○	Construction Oversight: Site visits, quality control inspections, and coordination with contractors during construction and fit-out phases.

Clients engage with a dedicated design team to discuss their aesthetic and functional requirements, ensuring tailored solutions that meet their specific needs. The fit-out services are meticulously planned and executed, with regular client consultations and site inspections to guarantee quality and adherence to timelines. This integrated approach ensures a seamless experience from initial design concepts to the final fit-out. Revenue generated from providing design services and fit-out services. In the years ended March 31, 2026 and 2025, the Company generated revenues of $643,140 and $80,464 from design and fit-out services, respectively, accounting for 85.45% and 39.84% of its total revenues, respectively.

The Company’s contract with the customer has payment terms specified based upon certain conditions completed. The Company generally require an initial payment from the customer upon signing of the contract prior to the commencement of the project, which usually represents approximately 20% to 50% of the total contract sum. The Company issues invoices for interim payments at different stages of the project. The final invoice is generally issued shortly before or immediately after project completion. The Company’s customers are required to pay the Company at different billing stages over the contract period, as such, the Company believes the progress payments limit the Company’s exposure to credit risk and that the Company would be able to collect substantially all of the consideration gradually at different stages. The timing of the satisfaction of the Company’s performance obligations is based upon the cost-to-cost measure of progress method, which is generally different than the timing of unconditional right of payment and is based upon certain conditions completed as specified in the contract. The timing between the satisfaction of the Company’s performance obligations and the unconditional right of payment would contribute to contract assets and contract liabilities.

●	Project Management Services include the following services:

○	Project Management: Managing the entire project lifecycle, ensuring timely completion within budget and quality standards.

○	Consulting Services: Providing expert advice and guidance throughout the project, including contract negotiations, risk management, and conflict resolution.

○	Change Order Management: Handling changes or modifications to the project scope, schedule, or budget during construction.

Clients benefit from a dedicated Project Manager who coordinates all aspects of the project, ensuring clear and consistent communication through regular meetings and site visits. This structured arrangement guarantees that projects are managed efficiently, addressing any changes or issues promptly to maintain project integrity and client satisfaction. Revenue generated from project management services. In the years ended March 31, 2026 and 2025, the Company generated revenues of $5,766 and $64,684 from project management services, respectively, accounting for 0.77% and 32.02% of its total revenues, respectively.

●	Application Services include the following services:

○	Approval Consulting: Providing guidance and expertise in navigating regulatory requirements and procedures for project approvals in Hong Kong.

○	Document Preparation: Preparing and submitting all necessary documentation, forms, and applications required by government agencies.

○	Regulatory Compliance: Ensuring that project design and documentation comply with local building codes, zoning regulations, environmental standards, and other legal requirements.

○	Representation: Representing clients and liaising with government authorities throughout the approval process, including attending meetings and addressing inquiries.

Clients benefit from our expertise in navigating the complex process of obtaining government approvals, with dedicated consultants guiding them through each step. This includes preparing and submitting necessary documentation, liaising with regulatory bodies, and providing ongoing support to ensure timely and successful approvals. Revenue generated from application services. In the years ended March 31, 2026 and 2025, the Company generated revenues of $101,633 and $39,883 from application services, respectively, accounting for 13.50% and 19.74% of its total revenues, respectively. Clients benefit from our expertise in navigating the complex process of obtaining government approvals, with dedicated consultants guiding them through each step. This includes preparing and submitting necessary documentation, liaising with regulatory bodies, and providing ongoing support to ensure timely and successful approvals.

●	Design-only Services include the following services:

○	Conceptual Design: Developing initial design concepts that align with clients’ visions and project requirements, including layout planning, spatial arrangement, and overall aesthetic style.

○	Schematic Design: Creating preliminary drawings and sketches that define the project’s basic structure, forms, and functionality, ensuring that the design meets both practical and aesthetic goals.

○	Detailed Design Development: Producing comprehensive design documents that outline precise specifications, materials, and finishes, facilitating a clear understanding of the project’s execution details.

○	3D Modeling and Visualization: Providing clients with realistic 3D renderings and visualizations of the design to help them better understand and visualize the outcome before construction begins.

Clients benefit from our design expertise through a focused and detail-oriented approach to crafting architectural concepts that bring their vision to life. With a team of dedicated architects and designers, the Company guides clients through each stage of the design process, from initial concepts to detailed design documentation. In the years ended March 31, 2026 and 2025, the Company generated revenues of $2,091 and $16,976 from design-only services, respectively, accounting for 0.28% and 8.40% of its total revenues, respectively. This focused design service allows clients to receive customized, high-quality design solutions tailored to their specific needs and project goals.

The design and fit-out service is the main business of the Company and accounted for 85.45% and 39.84% of our business in the years ended March 31, 2026 and 2025, respectively. Design and fit-out service generally include architectural facade and interior Design, 3D visualization and rendering, urban planning and design, construction documentation, BIM, renovation and remodeling and custom Furniture and fixture design.

The Company focused on projects in Hong Kong and for the fiscal years ended March 31, 2026 and 2025. All of the revenue was derived solely from the Hong Kong projects. The Company is strategically expanding its footprint globally, with operations primarily based in Hong Kong and plans to extend our services into the United States and broader Asia markets.

	Percentage of Total revenue	Percentage of Total revenue
	For the year ended March 31, 2026	For the year ended March 31, 2025
Design and Fit-out	84.73%	39.84%
Project Management	0.80%	32.02%
Application	14.18%	19.74%
Design-only	0.29%	8.40%

Year-Round Services and Project Duration

The Company’s projects vary significantly in duration, often lasting more than one year. The timeline of each project depends on several factors, including the complexity of the design, the scale of construction, regulatory approval processes, and client requirements. From initial concept development and detailed design phases to construction management and final completion, each project involves extensive planning and coordination that naturally extend over prolonged periods.

Continuous Workflow

The Company’s continuous workflow ensures that there are always active projects at different stages of completion. This steady stream of work allows the Company to maintain a consistent level of business activity and revenue generation throughout the year. Unlike companies with seasonal products or services, the Company’s workload is distributed evenly, enabling it to allocate resources efficiently and maintain stable operations.

Client Engagement and Project Management

The Company’s commitment to providing full-year services means that it is always available to engage with clients, address their needs, and manage ongoing projects without interruption. This approach not only fosters strong client relationships but also ensures that its projects are completed on time and to the highest standards of quality. By avoiding the pitfalls of seasonality, the Company can focus on delivering exceptional architectural solutions that meet and exceed its clients’ expectations, regardless of the time of year.

Our Customers

The Company’s customer base is comprised of individuals and entities based in Hong Kong. For the years ended March 31, 2026 and 2025, the Company provided services to approximately 14 and 35 customers, respectively. The customer categories include:

●	Homeowners who are planning to build or renovate their residential properties;

●	Companies or individuals developing residential, commercial, or mixed-use properties;

●	Businesses requiring architectural design services for office buildings, retail spaces, restaurants, hotels, and other commercial properties;

●	Institutions such as schools, universities, hospitals, museums, and government agencies in need of architectural design services for their facilities; and

●	Companies managing or developing properties that require architectural design services for renovations, expansions, or new construction.

				Percentage of
Period	Project name	Revenue type	Property type	Total Revenue
For the year ended March 31, 2025	Batard Pedder Building	Project management	Commercial	19.56%
	Hang Cheong Factory Lobby Works	Design and fit-out	Industrial	16.8%
For the year ended March 31, 2026	Dior Hong Kong Bespoke Lounge Project	Design and fit-out	Commercial	82.38%
	Hong Kong Tramways Ltd A&A Consultancy	Application	Commercial	12.34%

Suppliers

The Company’s suppliers include providers of essential materials, technology, and services that directly contribute to the successful execution of the projects. Key suppliers include:

●	Construction contractors which are responsible for bringing the architectural designs to life by managing the on-site construction process. They source materials, hire labor, and ensure that the building is constructed according to the design specifications;

●	Building material suppliers which provide the raw materials needed for construction, including steel, concrete, glass, wood, and other essential building materials;

●	Furniture and interior fixtures suppliers which offer high-quality furniture, lighting, and fixtures that are integrated into architectural designs, especially in commercial and residential projects;

●	Lighting and electrical systems suppliers provide the lighting fixtures and electrical systems that are integral to the functionality and aesthetics of a building; and

●	Technology and software providers which offer the digital tools necessary for architectural design, including CAD (Computer-Aided Design) software, BIM (Building Information Modeling) tools, and other visualization software.

For the fiscal years ended March 31, 2026 and 2025, there was one and one suppliers, respectively, each accounting for more than 10% of the Company’s total purchases. The Company does not rely on any of the suppliers/subcontractors that cannot be replaceable with comparable rates.

Research and Development

The Company plans to advance its AI-driven interior, building design, and digital project management platform. This includes developing an AI application to ensure architectural designs comply with local building codes, enhancing design efficiency and compliance. QikBIM’s core Architectural and Structural functions are fully developed and had its first commercial launch on January 15, 2026, with website updates launched in June 2026. We are in process of registering multiple user accounts to the platform. Phase 2 enhancements for QikBIM are ongoing, and PlanAid is under development with a target launch in the third quarter of 2026.

Advertising and Marketing

The Company employs a comprehensive strategy to establish and promote its brand effectively, emphasizing its unique design approach, its expanding real-world-asset and digital-asset initiatives, and its dedication to client satisfaction. Its marketing efforts focus on leveraging digital channels and strategic partnerships to build a strong brand presence and effectively engage its target audiences across its architecture, real estate, and digital-asset business lines. The Company believes this approach supports sustained growth and recognition across the markets in which it operates.

In-House Marketing Function:

To support these efforts, the Company has established a dedicated in-house marketing function led by a Marketing Manager responsible for brand strategy, content and campaign development, internal search engine optimization, and coordination of the Company’s external marketing vendors and partners. The in-house function is intended to provide more direct oversight of the Company’s brand as its operations expand across multiple jurisdictions and business lines, including its architectural services, QikBim, PlanAid, its digitial asset treasury, and its Hearth RWA tokenization platform.

Digital Marketing:

●	Social Media Management: the Company has partnered with D.A.C.K. Concept Limited to manage its online presence. This includes Facebook Fan page management with regular sales and content marketing feeds, simple video production, and graphic design. These efforts cost $7,500 HKD per month.

●	Social Media Advertising: D.A.C.K. also handles Facebook ad placements with a 15% management fee, costing $2,500 HKD per month, targeting specific audiences and optimizing daily for better results.

●	Search Engine Optimization (SEO): SEO services include keyword strategy, ad copywriting, and monthly ranking reports for Google Hong Kong, costing $3,500 HKD per month.

●	Paid Digital Advertising: The Company also places paid advertising across additional digital channels to expand its reach and generate leads, with approximate monthly budgets of $500 for Google Ads, $500 for Instagram Ads, and $300 for LinkedIn Ads.

●	Influencer Marketing: The Company has prepared an influencer marketing campaign and is positioned to launch it as part of its broader digital marketing strategy, with the objective of increasing brand awareness and engagement among its target audiences.

Strategic Partnerships:

●	Industry Relationships: the Company collaborates with construction companies and real estate developers who refer clients to it, expanding its market reach and client base.

Intellectual Property Rights

The Company maintains strict control over its intellectual property rights. All designs, software customizations, and proprietary processes are protected under copyright law, ensuring that the unique elements of our projects and platforms remain exclusive to the Company. Clients are provided access to their specific project data while the Company retains ownership of the underlying technologies and design methodologies. The Company currently owns the following domain names:

●	OFA.HK

●	OFACORP.com

●	OFAgroup.com

●	hearthRWA.com

●	Qikbim.com

●	Planaid.com

Insurance

The Company has obtained an Office Insurance Policy through MSIG Insurance (Hong Kong) Limited. This policy ensures that all its employees are protected in accordance with the terms of the policy in the event of bodily injuries, death or disease contracted during the course of employment anywhere in Hong Kong.

The Company does not carry any key-man life insurance and professional liability insurance. Even if it purchases these kinds of insurance, the insurance may not fully protect the Company from the financial impact of defending against professional liability claims. The Company has not purchased any property insurance or business interruption insurance. Management has determined that the costs of insuring for related risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical. The Company considers its insurance coverage to be sufficient for its business operations. However, the Company continuously assesses its insurance needs to ensure comprehensive protection for its business operations and employees and evaluates other insurance options to address specific risks associated with its projects and operations.

Environmental Matters

Compliance with environmental rules and regulations is a critical aspect of the Company’s operations, handled on a case-by-case basis and according to the specific jurisdiction of each project. As a design and architecture firm based in Hong Kong, the Company not directly face significant environmental issues. Instead, environmental compliance in construction services is primarily the responsibility of the contractors the Company works with. While it does not face significant environmental issues directly, it works closely with contractors to ensure that all environmental regulations are met, and any necessary equipment and permits are in place. This approach ensures that its projects are executed responsibly and sustainably.

Environmental Compliance

The Company adheres to all relevant environmental regulations applicable to its industry and project locations. In Hong Kong, its projects typically do not involve direct environmental impact. However, for projects outside Hong Kong, it ensures that all activities comply with local environmental laws and regulations through rigorous oversight and collaboration with contractors to ensure that all environmental standards are met during the construction phase.

Environmental Equipment and Investment

The Company does not directly invest in environmental equipment as its primary role is in design and project management. The responsibility for environmental equipment and its maintenance lies with the construction contractors it partners with. These contractors are required to comply with all necessary environmental guidelines and regulations, including the use of appropriate environmental equipment and adherence to best practices in sustainability.

Pollutant Discharge and Permits

The Company is not required to obtain pollutant discharge licenses or permits directly. The responsibility for securing such permits falls under the purview of the construction contractors who execute the projects. The Company ensures that all contractors engaged in its projects have the necessary licenses and permits to operate in compliance with environmental regulations. This includes pollutant discharge registration where applicable.

Fines and Penalties

To date, the Company has not incurred any fines or penalties related to environmental violations. Its thorough approach to environmental compliance and close collaboration with contractors helps mitigate any potential risks associated with environmental breaches. The Company continuously monitors and reviews its practices to ensure adherence to all relevant environmental standards, safeguarding both the environment and its reputation.

Regulation Permissions

The following table sets forth a list of licenses or permissions held by the Company and its operating subsidiary necessary for it to conduct its existing business (excluding, for the avoidance of doubt, those licenses, permits, registrations, authorizations and other qualifications that may be held by its employees and/or for the undertaking of specific projects).

Company	Name of License/Permission/ Registration	Issuing Authority	Validity

Office for Fine Architecture Limited	Business registration certificate (60952948-000-01-26-8)	Inland Revenue Department of Hong Kong	January 31, 2026 to January 30, 2027

As of March 31, 2026, the Company had a total of 11 full-time employees. The Company has not employed any part-time employees or contractors in the past three years. The following chart provides a breakdown of its workforce by department as of December 31, 2025:

Period	Full-time employee	Interior Design Department	Administrative and Management Department	Architecture Department
As of March 31, 2026	11	1	8	2

The Company maintains a good working relationship with its employees and to date, and has not experienced any labor disputes. Its workforce is distributed across our primary office located in Hong Kong, with all employees operating out of this central location.

The Company’s dedicated team consists of highly skilled professionals who contribute to the success and growth of the Company through their expertise and commitment to excellence in architecture and design. The Company is proud of its diverse and talented workforce and continually strive to provide a supportive and rewarding work environment.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our Class B Ordinary Shares could decline, and you could lose all or part of your investment.

An investment in our Class B Ordinary Shares involves a high degree of risks. You should carefully consider all of the information in this report, including the risks and uncertainties described below, before making an investment in our Class B Ordinary Shares. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our Class B Ordinary Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

In the following discussion of risks related to our business and industry, unless otherwise provided, “we,” “us,” “our,” or “ourselves” refer to our operating subsidiary or OFA Group.

Our industry is highly competitive, and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

We are engaged in a dynamic and evolving business. The markets we serve are highly competitive and we compete with a wide range of regional, national and international companies. These competitors may have greater financial and other resources than we do. Others are smaller and more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies by the markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which could have a material adverse impact on our business, financial condition and results of operations.

The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships, price and ability to provide the relevant services in a timely, safe and cost-efficient manner.

We may be adversely affected if we do not retain the continued services of our senior management and key technical personnel.

Our business depends on the continued service of our senior management and key technical personnel, including designers, architects, and project managers. The loss of one or more members of senior management or technical staff could disrupt ongoing projects, delay new project execution, or result in the loss of institutional knowledge.

The markets in which we operate are highly competitive for qualified professionals. We may encounter difficulties in recruiting or retaining experienced personnel, or in replacing them within the timeframes required to meet client or project needs. If we are unable to retain or timely replace key personnel, our operations, project delivery capability, and competitive position may be adversely affected.

Demand for our services is impacted by economic downturns, reductions in government or private spending and times of political uncertainty.

We provide full spectrum technical and professional solutions to clients operating in a number of sectors and industries, including programs for office buildings, retail spaces, restaurants, schools, hospitals, government agencies, charity organizations and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty. Consequently, our results have varied, and may continue to vary, depending upon the demand for future projects in the markets and the locations in which we operate.

Uncertain global economic, socioeconomic and political conditions may negatively impact our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. These factors may also cause our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable pricing and other contract terms and otherwise slow their spending on our services. For example, in the public sector, declines in local tax revenues as well as other economic declines may result in lower local government spending. In addition, under such conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions may reduce the demand for our services, which may have a material adverse impact on our business, financial condition and results of operations.

Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. Changes in trade policies, regulatory frameworks, or other external developments may create uncertainty in the markets where we operate. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by regional conflicts, negative trends or economic downturns in those specific geographic areas or industries.

Our operating history may not be indicative of our future growth or financial results, and we may not be able to sustain our historical growth rates.

Our operating history may not be indicative of our future growth or financial results. We incurred continuing losses from our operations and have an accumulated deficit of $10,983,014 as of March 31, 2026. We had revenue of $716,885 and $202,007 for years ended March 31, 2026 and 2025, respectively. In addition, we had net loss of $8,022,816 for the year ended March 31, 2026 and net loss of $714,680 for the year ended March 31, 2025. There is no assurance that we will be profitable or if we will able to grow our revenues in future periods. Our growth rates may decline for any number of possible reasons, and some of them are beyond our control, including decreasing customer demand, increasing competition, declining growth of our industry in general, or changes in government policies or general economic conditions. We plan to continue to expand our business, and upgrade, update, renovate our services. However, the execution of our expansion plan is subject to uncertainty and our business may not grow at the rate we expect for the reasons stated above. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our Class A Ordinary Shares could decline.

Our utilization of artificial intelligence and machine learning technologies may expose us to operational, legal, and financial risks that could materially impact our business operations and financial results.

We incorporate AI and machine learning technologies, including third-party solutions such as Adobe 3D Studio Max, into our service offerings and operational processes. Our continued growth and competitive position depend in part on our ability to effectively utilize and integrate these technologies. We utilize third-party AI platforms and tools to deliver our services, and any interruption, degradation, termination or price increases in these services could significantly disrupt our operations. While alternative solutions exist in the market, migrating to such systems could require material time and resources and may not be free from transitional risks.

The use of AI systems introduces risks relating to accuracy, consistency, and appropriateness of outputs. Inaccurate, biased, or otherwise unsuitable results may adversely affect client satisfaction, lead to reputational harm, or give rise to contractual or legal claims. As AI technologies are integrated more deeply into our service delivery, the potential consequences of system errors or misjudgments may increase.

Furthermore, our use of AI technologies involves processing large amounts of data, including client information. Any security breaches or privacy incidents related to our AI systems could result in reputational damage, legal liability, and loss of client trust. As we continue to expand our use of AI technologies, we may become increasingly susceptible to these risks. Rapid changes in AI technology may also require us to make significant investments to maintain and upgrade our technological capabilities, and we may be unsuccessful in implementing these developments in a timely or cost-effective manner. As part of our growth strategy, we continuously monitor developments in architectural design and visualization technologies, and may explore potential collaborations or partnerships with various technology providers to enhance our service offerings in Asian markets. Our flagship compliance automation platform is advancing toward deployment. However, there can be no assurance that we will be able to develop such platform according to our schedule, or at all, or if developed, that such platform will sufficiently meet our business needs.

If there is any disruption in our operations due to any interruption, degradation, termination or price increases in the AI services, or new laws or regulation governing AI or if we are not successful in implementing developments in AI technologies, our results of operations and financial condition may be materially adversely affected.

Risks Related to Our Co-Development Agreement for the OFA QikBIM System

We face risks related to our Co-Development Agreement for the OFA QikBIM system, including development uncertainty, significant financial commitments, and limited control over core intellectual property. We have committed to pay approximately $15.0 million to a third-party contractor for the development of an AI-powered architectural design platform, a substantial portion of which has already been paid. If the contractor fails to deliver satisfactory results, experiences delays, or the agreement is terminated, we may not recover our investment and could incur additional costs.

We do not own the core intellectual property of the system and instead rely on a license arrangement, which, although perpetual and royalty-free, is subject to limitations, including a time-bound exclusivity period. Following the expiration of exclusivity, the contractor may commercialize similar technology, which could adversely affect our competitive position. In addition, any defects, non-compliance, or third-party intellectual property claims could result in legal or financial exposure.

While the project is advancing as planned with promising early results, there can be no assurance that future phases will be successfully completed or that the system will achieve its intended commercial objectives. The project is being developed with the intention of creating a subscription-based service following an initial trial period. The system is being designed for use by architects and designers, with potential future inclusion of building authorities. While we believe this tool could enhance efficiency in the architectural review process, the development is in its early stages and there can be no assurance that the tool will be successfully developed or implemented as planned.

Risks Related to the Valuation of Noncash Consideration Received in the Form of PPDF

We face risks associated with the valuation and liquidity of noncash consideration received in the form of PPDF. As of March 31, 2026, the P token had limited trading history, was not traded in an active market, and was subject to significant liquidity restrictions. As a result, we determined that the fair value of such noncash consideration was not reliably measurable.

The absence of a readily determinable fair value introduces uncertainty in our financial statements and may result in future volatility as additional information becomes available or as market conditions evolve. If a reliable market for the P token develops, the value of such tokens could fluctuate significantly, which may result in material gains or losses in future periods. Additionally, the limited liquidity of the P token may restrict our ability to monetize or otherwise utilize these assets in a timely manner, which could adversely affect our financial condition and results of operations.

We may encounter difficulties expanding into new businesses or industries, which may affect adversely our results of operations and financial condition.

We may pursue expansion into new businesses, industries, or service areas in which we have limited or no operating experience. These efforts may expose us to a range of risks, including unfamiliar regulatory requirements, unproven demand, operational inefficiencies, and execution challenges.

There is no assurance that such expansion initiatives will be successful or that they will generate revenue or profitability sufficient to offset related investments and expenses. Any such new business or industry entry may require significant capital outlays, research and development resources, and diversion of management time and attention. If these initiatives do not proceed as planned or fail to achieve commercial viability, our results of operations and financial condition may be adversely affected.

We may be subject to legal or other proceedings in the ordinary course of our business. If the outcome of these proceedings are adverse to us, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to government regulations. If we fail to comply with the relevant requirements and obligations, our ability to conduct our business and our brand which may adversely affect our business, financial condition and results of operations.

During the ordinary course of our business operations, we may be involved in legal disputes or regulatory and other proceedings relating to, including but not limited to, contractual disputes, product liability claims and employees’ claims. Especially, for contractual disputes, we cannot assure you that the venue and governing law agreed in relevant contracts are always favorable to us. Any such legal disputes or proceedings may subject us to substantial liabilities and may have a material and adverse effect on our reputation, business, financial condition and results of operations. Among those proceedings, some of them may be relating to our products or services or complaints from third parties.

If we become involved in material or protracted legal proceedings or other legal disputes in the future, we may incur substantial legal expenses and our management may need to devote significant time and attention to handle such proceedings and disputes, thereby diverting their attention from our business operations. In addition, the outcome of such proceedings or disputes may be uncertain and could result in settlement or outcomes which may adversely affect our business, financial condition and results of operations.

Certain of our business activities in Hong Kong are subject to government regulation. For example, our registered architect is bound by statutory obligations including those set out under the Architects Registration Ordinance (Cap. 408 of the Laws of Hong Kong) which provide for the registration of architects (including, inter alia, requirements concerning their prerequisite qualifications, professional experience and fit and properness etc.) and disciplinary control of professional activities of registered architects. The continued registration of our registered architect is also subject to his continued compliance with relevant code of professional conduct and rules prescribed by relevant professional bodies. The failure of our operating subsidiary in Hong Kong to comply with relevant requirements and obligations may impair our ability to conduct our business and could harm our brand, which may adversely affect our business, financial condition and results of operations.

Continuing inflation, rising or continued high interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services. The rising costs of materials, particularly for essential construction inputs such as steel and concrete, have introduced challenges for fixed-price contracts. Furthermore, the rise in wages and subcontractor rates has resulted in a general increase in project costs, which could potentially impact demand and negatively affect overall revenues. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 90% during fiscal years ended March 31, 2026 and 2025), the effects of inflation on our financial condition and results of operations over the past few years have been material. We may continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued inflation, rising or continued high interest rates and/or construction costs could have a material adverse impact on our business, financial condition and results of operations. To address these challenges, we have implemented several measures, including incorporating price adjustment clauses in contracts where possible, bulk purchasing to lock in costs for key materials, and optimizing resource allocation to improve operational efficiency. However, there is no assurance that we will be successful in implementing these measures or that the measures will effectively lower the inflationary pressures, in which event our business, financial condition and results of operations will be materially adversely affected.

Project sites are inherently dangerous workplaces. Failure to maintain safe work sites by us, the owner or others working at the project site can lead to our employees, contractors or others becoming injured, disabled or even losing their lives, and exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.

Project sites often put our employees, contractors and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and hazardous and highly regulated materials, in a challenging environment and often in geographically remote locations. We may be responsible for safety on some project sites, and, accordingly, we have an obligation to implement effective safety procedures. The failure by us or others working at such sites to implement safety procedures or the implementation of ineffective procedures, or the failure to implement and follow appropriate safety procedures, subjects our employees, contractors and others to the risk of injury, disability or loss of life, and subjects us to risk that the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs. If we fail to maintain adequate safety standards, we could suffer harm to our reputation, reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operation.

The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns. We may experience reduced profits or losses if costs increase above budgets or estimates or the project experiences delays.

For fiscal years ended March 31, 2026 and 2025, 100% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost-reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on proposed designs, which may be partial or incomplete, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, result in a loss for a project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. The occurrence of significant costs overruns could have a material adverse impact on our business, financial condition and results of operations.

Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.

Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we often incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer, which may impact our liquidity. In some circumstances, we may incur penalties if we do not achieve project completion by a scheduled date. In some cases, the occurrence of delays may be due to factors outside of our control, such as due to supply chain shortages.

Our contracts that are fundamentally cost reimbursable in nature may also present a risk to the extent the final cost on a project exceeds the amount the customer expected or budgeted. Like fixed-price contracts, the expected cost of cost-reimbursable projects is based in part on partial design and our estimates of the resources and time necessary to perform such contracts. A portion of the fee is often linked to these estimates and the related final cost and schedule objectives, and if for whatever reason these objectives are not met, the project may be less profitable than we expect or even result in losses.

The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings.

Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal years ended March 31, 2026 and 2025, our backlog totaled approximately $548,692 and $491,279, respectively. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal years ended March 31, 2026 and 2025, approximately $716,885 and $202,007, representing 100% of our revenue, respectively, was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price construction contracts could be substantial and harm our results of operations.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. We maintain an office insurance that covers our office contents, business interruption, money, employees’ compensation and public liability. We do not carry professional liability policies. Even if we purchase these kinds of insurance, the insurance may not fully protect the Company from the financial impact of defending against professional liability claims. Our management has determined that the costs of insuring for related risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical. Uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

We depend on a few major customers with which we do not enter into long-term contracts, the loss of any of which could cause a significant decline in our revenues.

Two major customers, each accounting for more than 10% of our total revenue individually, contributed to an aggregate of approximately 94.72% of our revenue for the fiscal year ended March 31, 2026.Two major customers, each accounting for more than 10% of our total revenue individually, contributed to an aggregate of approximately 36.36% of our revenue for the fiscal year ended March 31, 2025. Set out below is a list of customers that individually account for more than 10% of our total revenue during the fiscal years ended March 31, 2026 and 2025:

				Percentage of
Period	Project name	Revenue type	Property type	Total Revenue
For the year ended March 31, 2025	Batard Pedder Building	Project management	Commercial	19.56%
	Hang Cheong Factory Lobby Works	Design and fit-out	Industrial	16.80%
For the year ended March 31, 2026	Dior Hong Kong Bespoke Lounge Project	Design and fit-out	Commercial	82.38%
	Hong Kong Tramways Ltd A&A Consultancy	Application	Commercial	12.34%

We do not enter into long-term contracts with our customers but enter contracts based upon projects and therefore cannot be certain that services to our customers, including our major customers, will continue, because a customer (i) may not require interior design or fit-out services at all; (ii) may not have the budget for conducting interior design or fit-out work; (iii) may require interior design or fit-out services but choose to engage another contractor instead of us; or (iv) any other reasons. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our profitability.

Our ability to maintain close and satisfactory relationships with our customers is important to the ongoing success and profitability of our business. Our ability to attract potential customers is also critical to the success of our business. If any of our significant customers delays or cancels its contracts for any reason, or the financial condition of our key customers deteriorates, our business could be seriously harmed. Similarly, a failure to provide services to meet the demands of these customers may cause us to lose customers, which may affect adversely the profitability of our business as a result. Furthermore, if we experience difficulties in the collection of our accounts receivables from our major customers, our results of operation may be materially and adversely affected.

Systems and information technology interruption could adversely impact our operations and financial results.

We rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations, and could adversely affect our operating results.

Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We are subject to certain risks related to interruptions, errors and delays in our information technology systems. In the event we are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could result in the material loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could have a material adverse impact on our business, financial condition, protection of intellectual property and results of operations, as well as those of our clients.

Our information technology systems may experience threats, including unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions, including unauthorized access to and disclosure of our and our clients’ proprietary or classified information. Such tactics may seek to cause in the future, payments due to or from the Company to be misdirected to fraudulent accounts, which may not be recoverable by the Company.

While we have security measures and technology in place designed to protect our and our clients’ proprietary or classified information, there can be no assurance that our efforts will prevent all threats to our computer systems. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.

We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

We may need additional capital but may not be able to obtain it on favorable terms or at all.

We may require additional cash resources due to future growth and development of our business, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets and governmental regulations. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

We have identified material weaknesses in our internal control over financial reporting. If we do not adequately remediate the material weaknesses, or if we experience additional material weakness in the future or otherwise fail to maintain effective internal controls, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and the market price of our Class A Ordinary Shares.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal control over financial reporting. Prior to our IPO, we were a private company with limited accounting personnel and other resources for addressing our internal control over financial reporting. Our management has not completed an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements as of March 31, 2026, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting in accordance with the standards established by the PCAOB. The material weaknesses identified related to: (1) inadequate segregation of duties consistent with control objectives; and (2) lack of well-established procedures to identify approve and report related party transactions.

Since that time, the Company has implemented several measures to remediate the identified material weaknesses. Upon the effectiveness of the registration statement on Form F-1 for our IPO on May 15, 2025, we established an audit committee comprised entirely of independent directors and appointed a full-time Chief Financial Officer. During the fiscal year ended March 31, 2026, we further enhanced our internal control environment by: (i) improving segregation of duties within the accounting department through the hiring of additional qualified accounting and administrative personnel; (ii) implementing formal written policies and procedures for the identification, approval, and reporting of related party transactions; (iii) establishing a majority-independent board of directors with enhanced oversight responsibilities; and (iv) adopting a comprehensive internal controls framework aligned with the COSO 2013 Integrated Framework. These efforts have significantly strengthened our internal control over financial reporting.

In addition, during the fiscal year ended March 31, 2026, the Company adopted and implemented written policies and checklists to address the material weakness related to the lack of well-established procedures to identify, approve, and report related party transactions. Management has also hired additional personnel with the technical expertise and knowledge necessary to ensure proper segregation of duties and provide additional checks and balances within the accounting department. These additional personnel also provide the cross-training needed to support continuity in the event of personnel turnover. The Company also appointed a full-time CFO. While these measures have meaningfully strengthened the Company’s internal control environment, based on the material weakness described above and the audit adjustments identified by the Company’s external auditor during the audit of the financial statements as of and for the year ended March 31, 2026, the material weakness had not been fully remediated as of March 31, 2026. Management is committed to completing the remediation of this material weakness and will continue to implement, monitor, and enhance the Company’s internal controls on an ongoing basis

Risks Related to Doing Business in Hong Kong

A downturn in the Hong Kong or global economy, or a change in economic, social and/or political conditions in Hong Kong, could materially and adversely affect our Hong Kong operating subsidiary’s business and financial condition.

Our operations are based in Hong Kong and conducted through our Hong Kong operating subsidiary. As such, our business, prospects, financial condition and results of operations may be influenced and affected by political, economic, social and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, significant outbreak, exacerbation, continuance or reoccurrence of epidemics and disease (including but not limited to viral atypical pneumonia) and other natural disasters, any material adverse change in market conditions, taxation or exchange control or a combination of circumstances in Hong Kong, or may adversely affect our business operations. Additionally, a lack of customer confidence or negative perception in the economic outlook of Hong Kong due to the foregoing circumstances or otherwise could materially and adversely affect our business; in particular where customers are reluctant to invest in developing or renovating their business premises and/or are pessimistic concerning the real estate or property market in general.

Hong Kong is widely considered to be connector and gateway between the East and the West, in particular from the perspectives of onshore and offshore investments to and from mainland China, and despite the high level of autonomy that Hong Kong enjoys under the principle of “one country, two systems” that is enshrined by the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), its economic growth and prospects are, to a material extent, influenced by the state and outlook of the economy in mainland China, as (i) mainland China remains the largest trading partner of Hong Kong; (ii) many Hong Kong businesses are materially reliant on demand from mainland China; and (iii) Hong Kong’s significant role in the Greater Bay Area (GBA) initiative (that aims to integrate Hong Kong, Macau and nine cities in the Guangdong province of the mainland China into a cohesive economic and business hub) from the perspectives of economic integration, infrastructure and connectivity, innovation and technology and human capital. As such, any material adverse impact on economic, social and/or political conditions in mainland China, such as any deceleration of economic growth or instability of key sectors (such as the property market), may have an adverse implication to businesses, including our business, that are reliant, to an extent, on the condition of the Chinese economy.

As a major international financial center in the world, the economic conditions in Hong Kong may be affected by global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect our current customers’ and potential customers’ businesses, and may have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

The majority of our operations are in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our Class A Ordinary Shares. The enforcement of laws and rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence our operating subsidiary’s operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operating subsidiary’s operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of the Class A Ordinary Shares to significantly decline or be worthless.

The majority of our operations are located in Hong Kong. As of the date of this report, we do not expect to be materially affected by statements by the PRC government indicating an intent to exert more oversight and control over securities offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to long arm provisions under the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in China. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the Chinese government to which we are subject may change rapidly and with little advance notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and may be inconsistent with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase our operating costs;

●	require significant management time and attention; and/or

●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These regulatory actions and statements emphasize the need to strengthen the administration over illegal securities activities and the supervision of China-based companies seeking overseas listings. Additionally, companies are required to undergo a cybersecurity review if they hold large amounts of data related to issues of national security, economic development or public interest before carrying our mergers, restructuring or splits that affect or may affect national security. These statements were recently issued and their official guidance and interpretation remain unclear at this time. While we believe that our Hong Kong operating subsidiary’s operations are not currently being affected, they may be subject to additional and stricter compliance requirements in the near term. Compliance with new regulatory requirements or any future implementation rules may present a range of new challenges which may create uncertainties and increase our Hong Kong operating subsidiary’s cost of operations.

The Chinese government may intervene or influence our Hong Kong operating subsidiary’s operations at any time and may exert more control over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our Hong Kong operating subsidiary’s operations and/or the value of our Class A Ordinary Shares. Any legal or regulatory changes that restrict or otherwise unfavorably impact our Hong Kong operating subsidiary’s ability to conduct their business could decrease demand for their services, reduce revenues, increase costs, require them to obtain more licenses, permits, approvals or certificates, or subject them to additional liabilities. To the extent any new or more stringent measures are implemented, our business, financial condition and results of operations could be adversely affected, and the value of our Class A Ordinary Shares could decrease or become worthless.

Our Hong Kong operating subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our Class A Ordinary Shares.

We are a holding company incorporated in the Cayman Islands with our operating subsidiary located in Hong Kong. Accordingly, our cash is maintained in Hong Kong dollars. We conduct no other business and, as a result, we depend entirely upon our Hong Kong operating subsidiary’s earnings and cash flow. As a holding company, our ability to pay dividends, should we decide to do so, and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. There are currently no restrictions of transferring funds between our Cayman Islands holding company and our operating subsidiary in Hong Kong or limitations on the ability of our Hong Kong subsidiary to issue dividends or other distributions to its overseas shareholders. However, we cannot assure you that the oversight of the PRC government will not be extended to companies operating in Hong Kong, like our Hong Kong operating subsidiary. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders and could result in a material adverse change to our business operations, our prospects, financial condition, and results of operations, and could cause our Class A Ordinary Shares to significantly decline in value or become worthless.

We may be negatively affected by adverse political or geopolitical developments that affects the conducting of business in Hong Kong.

Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” However, there is no assurance that such high degree of autonomy may not change in the future, in particular, there remains a certain degree of uncertainty as to whether the “one country, two systems” framework will be extended beyond 2047 despite such extension having been mentioned by various senior government officials. Since our operation is based in Hong Kong, our business may be affected by developments concerning the how the domestic affairs in this special administrative region may be governed in the future, which may consequentially have implications on the economic, political and legal environment in Hong Kong affecting us.

Under the Basic Law, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Due to certain developments in Hong Kong, including enactment of the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and at the time President Trump signed an executive order and Hong Kong Autonomy Act, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. Whilst (i) we do not carry out any trading activities; (ii) none of our business or affiliated entities are subject to any sanctions at present; and (iii) we do not engage in any political or related activities in the course of our business or otherwise, there remain uncertainties as to how and the extent of which an escalation of political and trade tensions between U.S., China and Hong Kong, may potentially affect or harm our business, results of operations and financial condition as well as those of our customers. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for issuers which may be perceived to be affected, and the market price of our Shares could be adversely affected if such perception is formed in connection with our company or its business.

Changes in international trade policies, trade disputes, barriers to trade or the emergence of a trade war may dampen growth in markets where the majority of our customers reside.

Political events, international trade disputes and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on our business and that of our customers, service providers and their other partners. International trade disputes could result in tariffs and other protectionist measures, which may materially and adversely affect businesses.

Political uncertainty, such as the recent invasion by Russia in Ukraine, and surrounding international trade disputes and their potential of escalation to trade wars and global recession, could have a negative effect on customer confidence on the economy and/or future prospects, which could materially and adversely affect our business; in particular where customers are reluctant to invest in developing or renovating their business premises and/or are pessimistic concerning the property market in general. In such instances, we may have access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China, including those sanctions imposed by the United States and other countries on Russia, and that affect trade relations may possibly cause global economic turmoil and potentially have a negative impact on the financial condition of our customers. We cannot provide any assurances as to whether such actions will occur or the form that they may take.

The Company may rely on dividends and other distributions on equity paid by our operating subsidiary to fund its cash and financing requirements it may have, and our operating subsidiary may rely on capital injections or transfers from the Company in relation to the same. Any restrictions, prohibitions, interventions or limitations on the ability of the Company or our operating subsidiary to transfer cash or assets in or out of Hong Kong may result in these funds or assets not being available to fund relevant operations or capital requirements which may have a material and adverse effect on our business.

Within our structure, funds from foreign investors can be directly transferred to our operating subsidiary by way of capital injection or in the form of a shareholder loan from the Company. As a holding company, we may rely on dividends and other distributions on equity paid by our operating subsidiary for our cash and financing requirements. We are permitted under the laws of the Cayman Islands and our memorandum and articles of association (as amended from time to time) to provide funding to our operating subsidiary incorporated in Hong Kong through loans and/or capital contributions. Our operating subsidiary is permitted under the laws of Hong Kong (which maintains a policy of free capital movement with no foreign exchange controls) to issue cash dividends to us without limitation on the size of such dividends; however, to the extent that cash is in our operating subsidiary, there is a possibility that the funds may not be available to fund our operations or for other uses outside of Hong Kong due to any interventions or the imposition of restrictions and limitations by the PRC government on the ability of our operating subsidiary to transfer cash.

In addition, (i) if our operating subsidiary incurs debt on its own behalf, the instruments governing such debt may restrict its ability to pay dividends; and (ii) the ability to transfer funds and capital may be subject to, inter alia, compliance with applicable anti-money laundering and counter-terrorist financing obligations, sanctions law and other requirements, the interpretation, implementation and enforcement of which may be complicated by geopolitical tensions and exposures of financial intermediaries involved. Any restrictions, prohibitions, interventions or limitations on the ability of the Company or our operating subsidiary to transfer cash or assets may result in these funds or assets not being available to fund relevant operations or capital requirements, which may materially and adversely limit the ability to grow, make investments or acquisitions that could be beneficial to the businesses, pay dividends or otherwise fund and conduct our business.

Fluctuations in exchange rates could result in foreign currency exchange losses to us and could impact our gross profit and gross margin.

Our reporting currency is US$, and all of our operating activities are transacted in HKD. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HKD. If the HKD depreciates against US$, the value of our HKD revenues, earnings and assets as expressed in our US$ financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

If the pegging system collapses and the value of the Hong Kong dollars against the US dollar is affected, our sales in the US or other US currency based regions may be affected.

Since 1983, Hong Kong dollars have been pegged to the US dollars at the rate of approximately HK$7.80 to US$1.00. There is no assurance that this policy will not be changed in the near future. If the pegging system collapses and the value of the Hong Kong dollars against the US dollar is affected, our sales in the US or other US currency based regions may be affected.

The costs of doing business in Hong Kong is high as compared to its surrounding regions.

The costs of doing business in Hong Kong is high as compared to its surrounding regions. We rent our office spaces in Hong Kong. The majority of our workforce is also based in Hong Kong. In view of the high rental price and high labor cost in Hong Kong, our Group needs to exercise careful control over our expenditures in these areas. Should we fail to control our costs, the financial performance of us may be adversely affected.

The PCAOB determinations provides that if the PCAOB board is unable to inspect or investigate completely registered public accounting firms headquartered in China or Hong Kong, a Special Administrative Region, because of a position taken by one or more authorities in China or Hong Kong it could result in the prohibition of trading in our securities by not being allowed to list on a U.S. exchange, and as a result an exchange may determine to delist our securities, which would materially affect the interest of our investors.

The HFCA Act, which was enacted on December 18, 2020, states that if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over the counter trading market in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the Senate passed the AHFCAA which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCA Act to two consecutive years instead of three years. In the event the HFCA Act is amended to prohibit an issuer’s securities from trading on any U.S. stock exchange and our auditor is not subject to PCAOB inspections for two consecutive years instead of three, it will reduce the time before our Class A Ordinary Shares may be prohibited from trading or delisted from an exchange if our auditor is not subject to inspection by the PCAOB.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCA Act, Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, PCAOB announced the PCAOB determinations relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region, because of a position taken by one or more authorities in the PRC or Hong Kong. The PCAOB determinations provide that if the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in China or Hong Kong, a Special Administrative Region, because of a position taken by one or more authorities in China or Hong Kong, it could result in the prohibition of trading in our securities by not being allowed to list on a U.S. exchange, and as a result an exchange may determine to delist our securities, which would materially affect the interest of our investors.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed the Protocol to allow the PCAOB to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, consistent with the HFCA Act, and the PCAOB will be required to reassess its determinations by the end of 2022. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was enacted, which amended the HFCA Act by decreasing the number of non-inspection years from three years to two, thus reducing the time period before our Class A Ordinary Shares may be prohibited from trading or delisted. As a result, trading in our securities may be prohibited under the HFCA Act, as amended by the Accelerating Holding Foreign Companies Accountable Act, and related regulations if the PCAOB determines that it cannot inspect or investigate completely our auditor for a period of two consecutive years, and that as a result an exchange may determine to delist our securities.

Our auditor, M&K CPAS LLC, the independent registered public accounting firm that issued the audit report included in this report, is registered with the PCAOB and subject to inspections by the PCAOB on a regular basis with the last inspection in November 2024. M&K CPAS LLC’s office is located in The Woodlands, Texas. If we change auditors and they are subsequently located in China or Hong Kong and the PCAOB is unable to inspect or investigate completely our auditor, it could result in the prohibition of trading in our securities by not being allowed to list on a U.S. exchange, and as a result an exchange may determine to delist our securities, which would materially affect the interest of our investors.

We may become subject to a variety of PRC laws and other regulations regarding data security or securities offerings that are conducted overseas and/or other foreign investment in China-based issuers, and any failure to comply with applicable laws and regulations could have a material and adverse effect on our business, financial condition and results of operations and may hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on certain activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020) issued on April 13, 2020. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

Our operating subsidiary, Office for Fine Architecture Limited, may collect and store certain data (including certain personal information) from our clients, who may be PRC individuals, in connection with our business and operations and for “Know Your Customers” purposes (to combat money laundering).

In the opinion of our PRC counsel, Beijing Yingke Law Firm Shenzhen Office, the Company and its operating subsidiary, are currently in compliance with the PRC Personal Information Protection Law, PRC Data Security Law, and relevant personal information or data requirements of the CAC, based on the following factors: (i) the Company’s operating subsidiary is incorporated in Hong Kong and operates exclusively in Hong Kong, without any subsidiary or VIE structure in mainland China; (ii) the Company and its operating subsidiary have, in aggregate, collected and stored personal information from fewer than one million users; (iii) all data collected by the Company or its operating subsidiary is stored on servers located in Hong Kong; (iv) neither the Company nor its operating subsidiary provides products or services to natural persons in mainland China, nor do they analyze or evaluate the behavior of natural persons in mainland China, or conduct data processing activities in mainland China; (v) the Company and its operating subsidiary have not received any directive from any PRC authority, nor any complaint from citizens or organizations alleging that the Company or its subsidiary endangers national security, public interests, or the legal rights and interests of any citizen or organization; and (vi) the Company and its subsidiary have not received any notification from PRC authorities indicating non-compliance with PRC laws and regulations concerning personal information and data security, nor requiring the Company or its subsidiary to seek approvals from the CAC or other relevant PRC authorities.

However, these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on the daily business operations of Office for Fine Architecture Limited, its abilities to accept foreign investments and the listing of our Class A Ordinary Shares on a U.S. or other foreign exchanges. There remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If the Trial Measures are applicable to our operating subsidiary, if our operating subsidiary is deemed to be an “Operator” that are required to file for cybersecurity review before listing in the United States, or if the Measures for Cybersecurity Review (2021) or the PRC Personal Information Protection Law becomes applicable to our operating subsidiary, the business operations of our operating subsidiary and the listing of our Class A Ordinary Shares in the United States could be subject to the CAC’s cybersecurity review or CSRC Overseas Issuance and Listing review in the future. If our operating subsidiary becomes subject to the CAC or CSRC review, we cannot assure you that our operating subsidiary will be able to comply with the regulatory requirements in all respects and the current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. In the event of a failure to comply, our operating subsidiary may become subject to fines and other penalties which may have a material adverse effect on our business, operations and financial condition and may hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which became effective on March 31, 2023. Pursuant to the Trial Measures, (i) domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (A) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. In such circumstances, where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

Based on the above mentioned, given that (i) the Company currently does not have, nor do it currently intend to establish, any subsidiary nor plan to enter into any contractual arrangements to establish a VIE structure with any entity in the PRC; (ii) it is not controlled by any PRC entity or individual; (iii) it does not have any operation in the PRC, nor does it have any partnership or cooperation with any PRC entity or individual; (iv) it currently does not have, nor does it plan to have, any investment, such as owning or leasing any asset, in the PRC; (v) none of the senior managers in charge of the business operations and management are citizens of the PRC or domiciled in mainland China; and (vi) no revenue of the Company is generated from the PRC, our IPO shall not be deemed as a domestic enterprise that indirectly offer or list securities on an overseas stock exchange, nor does it requires filing or approvals from the CSRC.

Further, as of the date of this report, in the opinion of the Company’s PRC counsel, Beijing Yingke Law Firm Shenzhen Office, the Company is not considered a domestic enterprise under the Trial Measures and the Trial Measures do not apply to the Company, and its listing on Nasdaq does not require fulfilling the filing procedure to the CSRC. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretation of current rules (with retrospective effect) to require us to obtain CSRC or other PRC governmental approvals for our IPO. If we or our subsidiaries inadvertently conclude that such approvals are not required, we may be required to make corrections, be given a warning, be fined between RMB 1 million and RMB 10 million, warn the responsible person and impose a fine of not less than RMB 500,000 but not more than RMB 5 million, fine the controlling shareholder not less than RMB 1 million but not more than RMB 10 million, prevent the Company from entering the securities market and our ability to offer or continue to offer our Class A Ordinary Shares to investors could be significantly limited or completed hindered, which could cause the value of our Class A Ordinary Shares to significantly decline or become worthless. We may also face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of the PRC, limit our operations in the PRC, delay or restrict the repatriation of the proceeds from our IPO into the PRC or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities.

If the Chinese government chooses to exert more oversight and control over securities offerings that are conducted overseas and/or foreign investment in China-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

Recent statements, laws and regulations by the Chinese government, including the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Trial Measures, have indicated an intent to exert more oversight and control over securities offerings that are conducted overseas and/or foreign investments in China-based issuers. It is uncertain whether the Chinese government will adopt additional requirements or extend the existing requirements to apply to our operating subsidiary. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. Further, if we were to become subject to PRC laws and/or authorities we could incur material costs to ensure compliance and experience devaluation of our Class A Ordinary Shares or possibly delisting.

Our business concerning use of third party AI tools and our future plans concerning the development of proprietary AI tools may be materially and adversely affected by developments concerning AI regulations in Hong Kong.

At present, there is no comprehensive AI regulations in Hong Kong. However, AI is recognised by the Hong Kong government as an important driver of a new round of technological and industrial transformation as well as a key to propelling the development of a digital economy, and thus various policy bureaux and government departments are devising policies and measures to tackle the diverse challenges associated with AI’s evolution. To date, guidelines and principles have been issued concerning the responsible use of AI and related consumer protection in specific sectors, such as banking, securities and insurance, and the Privacy Commissioner for Personal Data has issued various guidelines on the ethical development and use of AI from the perspective of personal data privacy. Recently, the Hong Kong government has separately completed a consultation (the “Consultation”) concerning a review and proposed enhancement to its existing copyright regime (including the existing Copyright Ordinance (Cap. 528 of the Laws of Hong Kong) (“Copyright Ordinance”)) with a focus on copyright issues arising from AI, especially generative AI.

The Company integrates AI into various aspects of its architectural design and project management. It has developed its own proprietary AI tools, including QikBIM, which has been commercially launched and continues to be developed in phases, and PlanAid, which remains under ongoing development. These AI tools involve computational data analysis, mining and processing as well as the development of AI models, which may involve the use of third party data which may or may not be subject to copyright protection. Whilst the Consultation has proposed a new and specific copyright exception in the Copyright Ordinance that would permit the reasonable use of copyright works involved in computational data analysis and processing activities in the context of AI technology, there is uncertainty as to when and whether such amendments to the Copyright Ordinance will be implemented, and whether the AI tools used and/or developed by the Company will be compliant with the amended law (including the applicability of the proposed exception and the conditions for such exception to apply).

As (i) the existing Hong Kong laws and regulations concerning AI are evolving and may be subject to potentially differing interpretations upon implementation; and (ii) various legislative and regulatory bodies continue to review and issue guidance concerning the use of AI in different contexts, there remains significant uncertainty as to how our existing use of third party AI tools and/or our future plans concerning development of proprietary AI tools may be affected. As laws, regulations, statutory and non-statutory guidelines as well as industry standards concerning the use of AI continue to develop and evolve rapidly, it is possible that our proprietary AI tools, or third party AI tools used by us, may not be, or may not have been, compliant with applicable laws, regulations, guidelines and industry standards and non-compliance with such new laws or changes to existing laws may impact our business and practices adversely, require us to expend significant resources to adapt to these changes, or to stop offering related products or services in Hong Kong. As such, relevant developments could adversely affect our business, results of operations and financial condition. Further, any failure or perceived failure by us, or any third parties with whom we do business, in complying with applicable laws, regulations, policies, industry standards or contractual or other legal obligations (including any claims of copyright infringement or violation of intellectual property rights) relating to our use of AI tools may result in enforcement actions and prosecutions, private litigation, fines and penalties as well as adverse publicity or potential loss of business, and our financial results could be materially and adversely affected.

Failure to comply with Hong Kong Competition Law may result in material and adverse effect on our business, financial condition and results of operations.

We operate in a competitive industry and a competitive market. We may be subject to a variety of laws and other obligations regarding competition laws in Hong Kong, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations. We face competition in the market due to the presence of a number of service providers. We may be subject to the Competition Ordinance (Chapter 619 of the Laws of Hong Kong) (“Competition Ordinance”), which came into force on December 14, 2015, laying down three forms of behaviours and imposing three rules intended to prevent and discourage anti-competitive conducts: (i) the first conduct rule prohibits (a) the making of agreements by any entity, regardless of its legal status or the way in which it is financed, engaged in economic activity, and includes a natural person engaged in economic activity (“Undertakings”); (b) the engagement in concerted practice by Undertakings; or (c) the making or giving effect of decisions by members of an association of Undertakings, that have the object or effect of preventing, restricting or distorting competition in Hong Kong; (ii) the second conduct rule prohibits undertakings with a substantial degree of market power in a market from abusing that power by engaging in conduct that has the object or effect of preventing, restricting or distorting competition in Hong Kong; and (iii) the merger rule prohibits Undertakings from directly or indirectly carrying out mergers that have or are likely to have the effect of substantially lessening competition in Hong Kong. Currently, the merger rule only applies where an Undertaking that directly or indirectly holds or, directly or indirectly controls an Undertaking that holds a “carrier license” within the meaning of the Telecommunications Ordinance (Chapter 106 of the Laws of Hong Kong) is involved in a merger, and therefore we do not anticipate that the merger rule will be applicable to our business.

The Competition Commission is an independent statutory body in Hong Kong established under the Competition Ordinance to investigate any contravention against the competition rules and enforce the provisions of the Competition Ordinance, and the Competition Tribunal is a superior court of record set up by the Competition Ordinance, as part of the Hong Kong judiciary, to hear and decide cases relating to competition law in Hong Kong. Under the guidelines and policies published by the Competition Commission, possible outcomes of the investigation of a contravention of the Competition Ordinance may include the acceptance by the Competition Commission of a commitment given by the infringer to take any action or refrain from taking any action, the issuance of a warning notice or infringement notice, the commencement of proceedings in the Competition Tribunal, the application for a consent order, the referral of the complaint to a government agency and the conduct of a market study. The Competition Tribunal may order remedies including to impose a pecuniary penalty, make a disqualification order or other orders under the Competition Ordinance. The guidelines and policies published by the Competition Commission in Hong Kong did not mention any remedies which may affect an entity’s ability to accept foreign investment or list on a U.S./foreign exchange as a result of the non-compliance of the Competition Ordinance.

We confirm that we have not adopted any anti-competitive conduct described in the Competition Ordinance and will continue to act in compliance with the Competition Ordinance. However, there may be uncertainties on the full effect of the rules in respect of compliance, infringement, and its effect on our business in particular when tendering is involved in securing contracts. We may face difficulties and may need to incur legal costs in ensuring our compliance with the rules. If we face any complaints of infringement of the Competition Ordinance, we may incur substantial legal costs and may result in business disruption and/or negative media coverage, which could adversely affect our business, results of operations and reputation.

Failure to comply with PDPO may result in material and adverse effect on our business, financial condition and results of operations.

The PDPO provides the principles that a person who, either alone, jointly or in common with other persons, controls the collection, holding, processing or use of personal data (a “Data User”) must follow in any acts concerning information, existing in a form which access to or processing of is practicable, which relates to a living individual and can be used to identify that individual. Contravention with the PDPO may entitle the Privacy Commissioner for Personal Data to issue a written enforcement notice directing such Data User to take prescribed steps within a specified timeframe to remedy and prevent recurrence of contravention. Contravention with the above enforcement notice issued by the Privacy Commissioner for Personal Data is an offence and on first conviction, the offender is liable to a maximum fine of HK$50,000 and imprisonment for 2 years, with a daily penalty of HK$1,000. Subsequent convictions can result in a maximum fine of HK$100,000 and imprisonment for 2 years, with a daily penalty of HK$2,000. However, if a Data User has taken all due diligence to comply with the enforcement notice, then such Data User may have a defence against the above offence.

In the course of our business, we collect data that are related to our business, all with consent from owners of such information. We are committed to protecting the privacy and security of such data, and have established and implemented policy on data collection, processing and usage. As such, we confirm that we are in full compliance with the PDPO of Hong Kong. While we strive to comply with applicable data protection laws and regulations as well as our own privacy policies and other obligations, we may have, with respect to privacy and data protection, instances of failure or perceived failure to comply with these laws, regulations, policies and other obligations, which may result, and in some cases has resulted, in customer complaints, and may also result in inquiries and other proceedings or actions against us by government agencies or others, as well as negative publicity and damage to our reputation and brand, each of which could cause us to lose consumers, and have an adverse effect on our business, financial condition and results of operations.

Risks Related the Ownership of Class A Ordinary Shares

Investors who buy Class A Ordinary Shares from our securityholders at different times will likely pay different prices.

Pursuant to the Atsion Purchase Agreement and PIPE Purchase Agreements, we will have discretion to vary the timing, price and number of shares sold to Atsion and Preferred Shares sold to the other our securityholders, if any. If and when we elect to sell our Class A Ordinary Shares to Atsion pursuant to the Atsion Purchase Agreement, after Atsion has acquired such Class A Ordinary Shares, and if and when we elect to sell our Preferred Shares to our securityholders pursuant to the PIPE Purchase Agreement, after our securityholders have acquired such Preferred Shares and elect to convert them into Class A Ordinary Shares, our securityholders may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices, subject to certain limitations in the purchase agreements. As a result, investors who purchase shares from our securityholders at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from our securityholders as a result of future sales made by us to our securityholders at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to our securityholders under the purchase agreements, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with our securityholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Sales of a substantial number of our Class A Ordinary Shares in the public market by our existing securityholders could cause the price of our ordinary share to fall.

Certain securityholders may hold approximately 227% of our total Class A Ordinary Shares issued and outstanding as of the date of this report. The sale or availability for sale of these shares could adversely affect the prevailing market price of our ordinary share and could impair our ability to raise capital through future sales of our securities.

The trading market for our Class A Ordinary Shares is very new, and consistently robust and liquid trading market may not develop or be sustained over the long term.

We only recently consummated our IPO in May 2025, and so the trading market for our Class A Ordinary Shares is very new and unestablished. If a consistently robust and liquid trading market for our Class A Ordinary Shares does not develop, you may not be able to sell your shares quickly or at the market price. Our ability to raise capital to continue to fund operations by selling our securities and our ability to acquire other companies or technologies by using our securities as consideration may also be impaired.

Nasdaq may apply additional and more stringent criteria for our continued listing because we plan to have a small public offering and insiders will hold a large portion of our listed securities.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the initial and continued listing of securities in Nasdaq and Nasdaq may use such discretion to deny initial listing, apply additional or more stringent criteria for the initial or continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes initial or continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny initial or continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: (i) where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where the company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities. Nasdaq was concerned that the offering size was insufficient to establish the company’s initial valuation, and there would not be sufficient liquidity to support a public market for the company; and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital market, including having no U.S. shareholders, operations, or members of the board of directors or management. If we are unable to maintain the continued listing requirements of Nasdaq, our securities could be delisted from Nasdaq, which could materially and adversely (i) impair the liquidity of our Class A Ordinary Shares, (ii) limit our ability to raise capital and (iii) harm the value of a shareholder’s investment.

Our three main shareholders, including our Chief Executive Officer and our Chief Technology Officer, beneficially own an aggregate of 16,982,076 Class A Ordinary Shares and 20,000,000 Class B Ordinary Shares as of the date of this report, representing approximately 98.22% of the voting power of our outstanding share capital, and will have significant influence over all corporate matters for which shareholder approval is required.

Our three main shareholders, including our Chief Executive Officer and our Chief Technology Officer, beneficially holding 16,982,076 Class A Ordinary Shares and 20,000,000 Class B Ordinary Shares as of the date of this securityholders collectively, are able to exercise approximately 98.22% of the total voting power of our issued and outstanding share capital. They have significant influence on determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. In cases where their interests are aligned, they will also have the power to prevent or cause a change in control. Without the consent of these three main shareholders, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interests of these three main shareholders may differ from the interests of our other shareholders. The concentrated voting power owned by the three main shareholders may cause a material decline in the value of our Class A Ordinary Shares. For more information regarding our beneficial owners and their affiliated entities, see “Major Shareholders.” See also “Risk Factors - Risks Related to the Ownership of Class A Ordinary Shares - We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.”

The conversion of our Preferred Shares may result in substantial dilution to existing shareholders, and the number of Class A Ordinary Shares issuable upon conversion may increase if the market price of our Class A Ordinary Shares declines.

The Preferred Shares are convertible into Class A Ordinary Shares at a conversion price based, in part, on the market price of our Class A Ordinary Shares, subject to the terms of the Certificate of Designations, including the applicable Floor Price and any adjustments thereto. The conversion amount may also include accrued and unpaid dividends and other amounts payable with respect to the Preferred Shares. As a result, if the market price of our Class A Ordinary Shares declines, the number of Class A Ordinary Shares issuable upon conversion of the Preferred Shares may increase, subject to the applicable Floor Price, beneficial ownership limitations, exchange cap limitations, authorized share limitations and other restrictions described in this report.

In addition, the Floor Price may be reduced on certain reset dates if the closing price of our Class A Ordinary Shares is below the then-applicable Floor Price, and the conversion price may also be subject to adjustment under the anti-dilution provisions of the Certificate of Designations. Any such reduction or adjustment could result in the issuance of additional Class A Ordinary Shares upon conversion of the Preferred Shares. The issuance of Class A Ordinary Shares upon conversion of the Preferred Shares, including shares issued as payment of dividends thereon, will dilute the ownership interests and voting power of existing holders of our Class A Ordinary Shares and may depress the trading price of our Class A Ordinary Shares. The availability for resale of the Class A Ordinary Shares, and the market perception that such resales may occur, could further adversely affect the trading price of our Class A Ordinary Shares and increase the dilutive effect of future conversions.

The trading price of our Class A Ordinary Shares may be volatile, which could result in substantial losses to investors.

The trading price of our Class A Ordinary Shares may be volatile and could fluctuate widely due to factors beyond our control. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located primarily in China that have listed their securities in the United States. A number of Chinese companies have listed or are in the process of listing their securities on U.S. stock markets. The securities of some of these companies have experienced significant volatility, including price declines in connection with their initial public offerings. The trading performance of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies listed in the United States in general and consequently may impact the trading performance of our Class A Ordinary Shares, regardless of our actual operating performance.

In addition to market and industry factors, the price and trading volume for our Class A Ordinary Shares may be highly volatile for factors specific to our own operations, including the following:

●	regulatory developments affecting us or our industry;

●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;

●	changes in financial estimates by securities research analysts;

●	conditions in the market for architecture industry;

●	announcements by us or our competitors of new product and/or service offerings, acquisitions, strategic relationships, joint ventures, capital raisings or capital commitments;

●	additions to or departures of our senior management;

●	fluctuations of exchange rates between the HKD and the U.S. dollar;

●	release or expiry of lock-up or other transfer restrictions on our outstanding shares; and

●	sales or perceived potential sales of additional Class A Ordinary Shares.

Any of these factors may result in large and sudden changes in the volume and price at which our Class A Ordinary Shares will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Certain recent initial public offerings of companies with public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. We may experience similar volatility, which may make it difficult for prospective investors to assess the value of our Class A Ordinary Shares.

In addition to the risks addressed above in “- The trading price of our Class A Ordinary Shares may be volatile, which could result in substantial losses to investors”, our Class A Ordinary Shares may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. Recently, companies with comparable public floats comparable to our anticipated public float and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our anticipated public float may amplify the impact the actions taken by a few shareholders have on the price of our Class A Ordinary Shares, which may cause our share price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Should our Class A Ordinary Shares experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of our Class A Ordinary Shares. In addition, investors of our Class A Ordinary Shares may experience losses, which may be material, if the price of our Class A Ordinary Shares declines or if such investors purchase shares of our Class A Ordinary Shares prior to any price decline.

The future sales of Class A Ordinary Shares by existing shareholders may adversely affect the market price of our ordinary share.

As a relatively small-capitalization company with relatively small public float we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. Sales of a substantial number of our Class A Ordinary Shares in the public market could occur at any time. The sales of a substantial number of shares could result in a significant decline in the public trading price of our Class A Ordinary Shares and could impair our ability to raise capital through the sale or issuance of additional Class A Ordinary Shares, which could affect our listing status. If we are unable to maintain the continued listing requirements of Nasdaq, our securities could be delisted from Nasdaq, which could materially and adversely (i) impair the liquidity of our Class A Ordinary Shares, (ii) limit our ability to raise capital and (iii) harm the value of a shareholder’s investment.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our Class A Ordinary Shares, the market price for our Class A Ordinary Shares and trading volume could decline.

The trading market for our Class A Ordinary Shares will be influenced by research or reports that industry or securities analysts publish about our business. If one or more analysts who cover us downgrade our Class A Ordinary Shares, the market price for our Class A Ordinary Shares would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our Class A Ordinary Shares to decline.

The sale or availability for sale of substantial amounts of our Class A Ordinary Shares could adversely affect their market price.

Sales of substantial amounts of our Class A Ordinary Shares in the public market, or the perception that these sales could occur could adversely affect the market price of our Class A Ordinary Shares and could materially impair our ability to raise capital through equity offerings in the future. The Class A Ordinary Shares sold in future public offerings will be freely tradable without restriction or further registration under the Securities Act, and shares held by our existing shareholders may also be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act and the applicable lock-up agreements. As of the date of this report, 26,370,521 Class A Ordinary Shares are outstanding. In connection with our IPO, we and each of our directors and officers named in the section “Management,” and certain shareholders have agreed not to sell any Class A Ordinary Shares for 180 days from the date of the report for our IPO without the prior written consent of the underwriter, subject to certain exceptions. However, the underwriters may release these securities from these restrictions at any time, subject to applicable regulations of the Financial Industry Regulatory Authority, Inc. (“FINRA”). We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our Class A Ordinary Shares.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our Class A Ordinary Shares for return on your investment.

We do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our Class A Ordinary Shares as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions, regulatory requirements and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our Class A Ordinary Shares will likely depend entirely upon any future price appreciation of our Class A Ordinary Shares. There is no guarantee that our Class A Ordinary Shares will appreciate in value or even maintain the price at which you purchased our Class A Ordinary Shares. You may not realize a return on your investment in our Class A Ordinary Shares and you may even lose your entire investment.

You must rely on the judgment of our management as to the use of the net proceeds from future financings, and such use may not produce income or increase our share price.

We are obligated to use 80% of the net proceeds from the Equity Facility toward the purchase of cryptocurrency assets in connection with our cryptocurrency treasure strategy, and the rest for general working capital in our sole discretion. However, our management will have considerable discretion in the application of the net proceeds received by us. You will not have the opportunity, as part of your investment decision, to assess whether proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not improve our efforts to achieve or maintain profitability or increase our share price. The net proceeds from our future financings may be placed in investments that do not produce income or that lose value.

If we are classified as a passive foreign investment company, United States taxpayers who own our Class A Ordinary Shares may have adverse United States federal income tax consequences.

A non-U.S. corporation such as ourselves will be classified as a passive foreign investment company, which is known as a PFIC, for any taxable year if, for such year, either:

●	At least 75% of our gross income for the year is passive income; or

●	The average percentage of our assets (determined at the end of each quarter) during the taxable year which produces passive income or which are held for the production of passive income is at least 50%.

Passive income generally includes dividends, interest, rents, royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our Class A Ordinary Shares, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

Depending on the amount of cash we hold and the amount of cash we raise in our future offerings of our securities, together with any other assets held for the production of passive income, it is possible that, for our current taxable year or for any subsequent year, more than 50% of our assets may be assets which produce passive income. We will make this determination following the end of any particular tax year. Although the law in this regard is unclear, we treat our consolidated affiliated entities as being owned by us for United States federal income tax purposes, not only because we exercise effective control over the operation of such entities but also because we are entitled to substantially all of their economic benefits, and, as a result, we consolidate their operating results in our consolidated financial statements. For purposes of the PFIC analysis, in general, a non-U.S. corporation is deemed to own its pro rata share of the gross income and assets of any entity in which it is considered to own, directly or indirectly, at least 25% of the equity by value.

Our status as a PFIC is a fact-intensive determination made on an annual basis. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status and also expresses no opinion with regard to our expectations regarding our PFIC status.

For a more detailed discussion of the application of the PFIC rules to us and the consequences to U.S. taxpayers who own our Class A Ordinary Shares if we were determined to be a PFIC, see “Taxation - Material United States Federal Income Tax Considerations - Passive Foreign Investment Company.”

The three main shareholders of our Company, including our Chief Executive Officer and our Chief Technology Officer, holds approximately 98.68% of the voting power of our Ordinary Shares and have the ability to control the outcome of certain matters submitted to shareholders for approval, including increasing, consolidating, converting, dividing and cancelling share capital, election of directors and declaring dividends, the amendment of the Company’s memorandum and articles of association, varying class rights, continuation out, winding up and reducing share capital, and other major corporate transactions, such as a change in control, merger, consolidation, and sale of assets.

We have a dual-class share structure such that our Ordinary Shares consist of Class A Ordinary Shares and Class B Ordinary Shares. Holders of our Class A Ordinary Shares and our Class B Ordinary Shares shall at all times vote together as one class on all resolutions submitted to a vote by our shareholders. Each Class A ordinary share shall entitle the holder thereof to one vote on all matters subject to vote at our general meetings, and each Class B ordinary share shall entitle the holder thereof to twenty-five votes on all matters subject to vote at our general meetings. Class B Ordinary Shares are not convertible into one Class A ordinary or transferrable, subject to applicable rules and regulations.

Mr. Wong, Chief Executive Officer and director of the Company, exercises voting and dispositive power over the securities held by FNHK Inc. Mr. Chong, Chief Technology Officer and director of the Company, exercises voting and dispositive power over the securities held by CP COWORK LIMITED. Mr. Wong and Mr. Chong co-founded the Company in 2013 and have led the Company to achieve significant growth. Weiyi C. Yu exercises voting and dispositive power over the securities held by R-OPUS, Inc. The three main shareholders, holding an aggregate of 20,000,000 Class B Ordinary Shares will be deemed to beneficially own approximately 98.68% of the total voting power of our issued and outstanding Ordinary Shares (including Class A Ordinary Shares and Class B Ordinary Shares). As long as our three main shareholders continue to beneficially own more than 10,289,943 Class B Ordinary Shares, representing approximately 29.83% of the total number of our issued and outstanding Ordinary Shares (including Class A Ordinary Shares and Class B Ordinary Shares), they will have the ability to control the outcome of matters submitted to shareholders for approval as ordinary resolutions that holders of Class A and Class B Ordinary Shares would vote together on as a class, including increasing, consolidating, converting, dividing and cancelling share capital, election of directors and declaring dividends, pursuant to the Company’s Second M&A. In addition, the three main shareholders will also have the ability to control the outcome of certain matters submitted to shareholders for approval as special resolutions, such as the amendment of the Company’s memorandum and articles of association, varying class rights, continuation out, winding up and reducing share capital, and approval of major corporate transactions, such as merger, consolidation, and any other matters submitted for the approval of shareholders, such as a change in control and sale of assets, as long as our three main shareholders continue to beneficially own more than 13,719,924 Class B Ordinary Shares, representing approximately 39.77% of the total number of our issued and outstanding Ordinary Shares (including Class A Ordinary Shares and Class B Ordinary Shares). As such, the disparate voting rights of our Class B Ordinary Shares could discourage, delay or prevent a change in control of our Company that shareholders may consider favorable.

We may issue additional Ordinary Shares or preference shares in the future. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Second M&A authorizes the issuance of up to 100,000,000 Class A Ordinary Shares, par value $0.001 per share, 20,000,000 Class B Ordinary Shares, par value $0.001 per share, and 200,000,000 shares with such rights, preferences and privileges that may be designated by the board of directors, including high voting rights. In connection with the Preferred Shares financing, the board of directors designated 50,000 of the undesignated shares as the Preferred Shares. As of March 31, 2026, there are 74,569,872 authorized but unissued Class A Ordinary Shares, 48,620 authorized but unissued the Series A Convertible Preferred share and 199,950,000 undesignated shares, respectively, available for issuance.

We may issue additional Class A Ordinary Shares, Class B Ordinary Shares or designate and issue shares with preference to Class A Ordinary Shares in the future. In addition, the holders of our Preferred Shares have the right to convert such shares into Class A Ordinary Shares in accordance with the terms of the Certificate of Designations. Such future issuances:

●	may significantly dilute the voting power and/or equity interest of investors;

●	may subordinate the rights of holders of Class A Ordinary Shares;

●	could cause a change in control;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Class A Ordinary Shares.

See also “-The Second M&A that we adopted contain anti-takeover provisions and the Class B Ordinary Shares we issued have anti-takeover effects that could have a material adverse effect on the rights of holders of our Class A Ordinary Shares” below.

The Second M&A that we adopted contain anti-takeover provisions and the Class B Ordinary Shares we issued have anti-takeover effects that could have a material adverse effect on the rights of holders of our Class A Ordinary Shares.

Some provisions of our Second M&A may discourage, delay or prevent a change in control of our company or management that shareholders may consider favorable, including provisions that authorize our board of directors to issue shares at such times and on such terms and conditions as the board of directors may decide without any further vote or action by our shareholders. In addition, our Class B Ordinary Shares and other preferred shares we may issue in the future could be utilized as a method of discouraging, delaying or preventing a change in control of our Company.

Our second M&A contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. In addition, our board of directors will have the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our Class A Ordinary Shares. Preferred shares could be issued quickly with terms calculated to delay or prevent a change in control of our company or make removal of management more difficult. If our board of directors decides to issue preferred shares, the price of our Class A Ordinary Shares may fall and the voting and other rights of the holders of our Class A Ordinary Shares may be materially and adversely affected.

We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

We are a “controlled company” as defined under the Nasdaq Stock Market Rules because our three main shareholders, including our Chief Executive Officer and our Chief Technology Officer, collectively beneficially own more than 50% of our total voting power. For so long as we remain a controlled company under that definition, we are permitted to elect to rely on, and may rely on, certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. As a result, you may not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

We are an exempted company incorporated under the laws of Cayman Islands with limited liability. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, as amended from time to time, the Companies Act of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under the Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, the Cayman Islands companies may not have the standing to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of the Cayman Islands companies like us have no general rights under the Cayman Islands law to inspect corporate records (other than the memorandum and articles of association (as amended from time to time) and any special resolutions passed by these companies, and the register of mortgages and charges of these companies) or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Certain corporate governance practices in the Cayman Islands, which is our home country, differ significantly from requirements for companies incorporated in other jurisdictions such as the U.S. Currently, we do not plan to rely on home country practice with respect to any corporate governance matter. However, if we choose to follow our home country practice in the future, our shareholders may be afforded less protection than they otherwise would under rules and regulations applicable to U.S. domestic issuers.

Currently, the majority of our operations are conducted in Hong Kong outside the United States, and the majority of our assets are located outside the United States. Keith Chong, our Director and Chief Technology Officer, is Hong Kong citizen or resident and a substantial portion of his assets are located in Hong Kong outside the United States. You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or certain members of our management named in the annual report, because, in the absence of arrangement providing for the reciprocal enforcement of judgements between Hong Kong and the United States, judgments entered in the United States can be enforced in Hong Kong only at common law. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, in particular, the proceeding pursuant to which judgment was obtained must be commenced within six years and the judgment creditor has to prove that (a) the judgment is in personam; (b) the judgment is in the nature of a monetary award in respect of a definite or fixed sum of money (not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or another penalty); (c) the judgment is final and conclusive on the merits of the claim and has not been stayed or satisfied in full; and (d) the judgement is from a superior court of competent jurisdiction (as determined by the private international law rules applied by the Hong Kong courts). The defenses available to the defendant in a common law action for enforcement of a foreign judgment include, inter alia, breach of natural justice, fraud and contrary to public policy of Hong Kong. In order to enforce the foreign judgement at common law, fresh proceedings may be initiated in Hong Kong by the judgment creditor issuing and serving a writ of summons on the judgment debtor, attaching the foreign judgment as proof of the debt. Due to the lack of reciprocal enforcement arrangements as well as the foregoing conditions and defenses available, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of United States courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States. For a discussion of significant differences between the provisions of the Companies Act of the Cayman Islands and the laws applicable to companies incorporated in the United States and their shareholders, see “Description of Our Securities — Comparison of Cayman Islands Corporate Law and U.S. Corporate Law.”

You may be unable to present proposals before annual general meetings or extraordinary general meetings not called by shareholders.

The laws of the Cayman Islands provide shareholders with only limited rights to requisition a general meeting, and does not provide shareholders with any right to put any proposal before a general meeting. These rights, however, may be provided in a company’s articles of association. Our amended and restated articles of association allow our shareholders holding shares representing in aggregate not less than one-third of the rights to vote at such general meeting our voting share capital in issue, to requisition a general meeting of our shareholders, in which case our directors are obliged to call such meeting. At least 7 clear days’ notice must be given to the shareholders for any annual general meeting and at least 5 clear days’ notice must be given to the shareholders for any other general meeting. A quorum required for a meeting of shareholders consists of at least one or more shareholders present or by proxy, or if a corporation, by its duly authorized representative, representing not less than one-third of all votes attaching to all shares in issue and entitled to vote at such general meeting of the Company. For these purposes, “clear days” means that period excluding (a) the day when the notice is given or deemed to be given and (b) the day for which it is given or on which it is to take effect.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands exempted company and substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted in Hong Kong. In addition, some of our current directors and officers are nationals and residents of countries other than the United States. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of Hong Kong may render you unable to seek recognition and/or enforce a judgment against our assets or the assets of our directors and officers.

We are an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 for so long as we are an emerging growth company.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period. As a result of this election, our future financial statements may not be comparable to other public companies that comply with the public company effective dates for these new or revised accounting standards.

We incur significantly increased costs and devote substantial management time as a result of the listing of our Class A Ordinary Shares.

We incur additional legal, accounting and other expenses as a public reporting company, particularly after we cease to qualify as an emerging growth company. For example, we are required to comply with the additional requirements of the rules and regulations of the SEC and the Nasdaq rules, including applicable corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the number of additional costs we may incur as a result of becoming a public company or the timing of such costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidelines are provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may also initiate legal proceedings against us and our business may be adversely affected.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Ordinary Shares are listed on Nasdaq under the symbol “OFAL.” We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

On December 11, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price per share for its Ordinary Shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had until the Compliance Period, to regain compliance with Nasdaq’s minimum bid price requirement.

On June 9, 2026, the Company received the Letter from the Staff notifying the Company that the Company is eligible for the Second Compliance Period, or until the Compliance Date, to regain compliance, based on the Staff’s determination of the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. The Letter has no immediate impact on the listing of the Company’s Ordinary Shares on Nasdaq. If at any time during the Second Compliance Period the closing bid price of the Company’s Ordinary Shares is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide the Company with written confirmation of compliance. The Letter does not result in the immediate delisting of the Company’s Ordinary Shares, and the shares will continue to trade uninterrupted under the symbol “OFAL.”

If the Company does not regain compliance by the Compliance Date, the Staff will provide written notification that the Company’s Ordinary Shares is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, which would harm the value of the shareholders’ investment, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares come within the definition of “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Ordinary Shares have been approved for listing on Nasdaq, our Class A Ordinary Shares will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Risks Related to Our Cryptocurrency Treasure Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND SHAREHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

We may use the net proceeds from any future offering to purchase cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

We may use the net proceeds from any future offering to purchase and hold Bitcoin (BTC), Solana (SOL), and potentially other digital assets. Each of these assets carries distinct risks that could materially and adversely affect the value of our treasury and the market price of our Class A Ordinary Shares.

●	Bitcoin (BTC): Bitcoin has historically experienced extreme price volatility and may continue to do so. Regulatory developments that classify Bitcoin as a security could result in our classification as an “investment company” under the Investment Company Act of 1940, which would impose significant regulatory burdens.

●	Solana (SOL): The Solana blockchain has a history of network outages and technical disruptions. Such interruptions can adversely affect transaction processing, market confidence, and liquidity for SOL, which could materially impact the value of our holdings.

●	Other Crypto Assets: If we acquire additional crypto assets, these may present heightened risks given their shorter track records, less established market liquidity, potential susceptibility to market manipulation, and regulatory uncertainty.

Our multi-asset cryptocurrency strategy may also increase correlation risks among our holdings, particularly in market downturns, which could amplify overall volatility.

To mitigate these risks, we have adopted policies requiring diversification, minimum liquidity reserves, and ongoing monitoring of market, technological, and regulatory developments. Nonetheless, no assurance can be given that these measures will be effective, and investors may experience significant losses if our digital asset holdings decline in value.

Pursuant to the Atsion Purchase Agreement, we agreed to use the net proceeds from the Equity Facility to purchase cryptocurrency assets in connection with our cryptocurrency treasure strategy. Bitcoin is a highly volatile asset that has traded below $39,000 per bitcoin and above $106,000 per bitcoin on Coinbase during 2024. More recently, year-to-date in 2025, bitcoin traded above $120,000 per bitcoin and below $75,000 per bitcoin on Coinbase. In addition, bitcoin does not pay interest or other returns and so ability to generate a return on investment from the net proceeds from our financing will depend on whether there is appreciation in the value of bitcoin following our purchases of bitcoin with the net proceeds from our financing. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Solana, over the course of 2021, and multiple market observers assert that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for Solana. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Solana’s history. Over the past 4 years (Sep 1, 2021 - Aug 31, 2025), Solana has exhibited a historical annualized volatility of 101.4% and maximum annual price decrease of -94.2% in 2022. As of the date of this report, digital asset prices continued to fluctuate in 2025. Year-to-date in 2025, Solana’s highest price was $261.87 on January 18, 2025 and its lowest price was $105.5 on April 8, 2025. Since its launch in 2020, the Solana network has suffered several high-profile network outages and technical issues, which triggered sharp price swings.  Future fluctuations in bitcoin or Solana trading prices may result in our converting bitcoin purchased with the net proceeds from our financing into cash with a value substantially below the net proceeds from our financing.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty. Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Class A Ordinary Shares. Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

In addition, while the current administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed.

Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of bitcoin.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Class A Ordinary Shares.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this report. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business. We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Class A Ordinary Shares.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Class A Ordinary Shares. See “Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Class A Ordinary Shares” above. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our ability to execute our business plan depends on the successful development, deployment, and commercialization of blockchain-based infrastructure that supports the tokenization of real-world assets, on-chain trading systems, and treasury management, which may not materialize as expected.

Our business plan relies on the development and successful commercialization of blockchain-enabled infrastructure that supports the tokenization of real-world assets and the creation of on-chain trading systems and treasury management strategies. Our ability to generate revenue and scale operations depends on the timely and functional integration of multiple technical, legal, and market-facing components, including:

●	Smart contracts;

●	Regulatory-compliant token issuance and transfer mechanics;

●	Scalable custody and proof-of-reserves solutions;

●	A compliant trading platform with liquidity support;

●	Institutional-grade treasury infrastructure for token settlement and redeployment.

As of the date of the report, the Company has not yet entered into agreements with any financial institutions to originate “smart contract” mortgages, and no regulators, auditors, or investors have agreed to hold or review smart-contract versions of such mortgages. The systems required to tokenize real-world assets and support digital secondary market infrastructure remain under development. There can be no assurance that our technology will function as intended, meet security or audit standards, or be accepted by market participants. Delays, bugs, third-party integration failures, or regulatory design flaws may materially impair our ability to bring products to market or to meet investor expectations.

Moreover, widespread commercial acceptance of tokenized assets is uncertain and may depend on user familiarity, platform trust, macroeconomic conditions, and evolving regulatory support. Even if we successfully deploy our core infrastructure, user adoption may lag or institutional counterparties may hesitate to participate in a new digital settlement framework.

If we are unable to successfully design, launch, or scale our digital asset strategy-or if this strategy fails to gain sufficient traction among mining companies, custodians, market makers, or institutional investors-our ability to execute our strategic plan and generate sustainable revenue may be materially and adversely affected.

Changes in laws and regulations, including increased regulation of blockchain technologies and digital assets, may adversely affect our business, product development, and compliance obligations.

The legal and regulatory environment applicable to blockchain-based platforms, digital asset issuance, and tokenized financial products is rapidly evolving. Our business plan involves the creation and distribution of tokenized mortgages that are recorded on-chain through blockchain infrastructure. This structure intersects with regulatory regimes governing securities, commodities, financial services, payments, data privacy, and cross-border transactions. Any material change in applicable laws, regulatory guidance, or enforcement priorities could adversely affect our operations, increase compliance burdens, or require us to modify, delay, or cancel certain product offerings.

In particular, governments and regulatory agencies globally-including the SEC, the Commodity Futures Trading Commission, the Canadian Securities Administrators, and other international bodies-have signaled increased scrutiny over blockchain-based activities. Areas of focus include the classification of digital tokens as securities, the registration of platforms as broker-dealers or alternative trading systems (ATS), custody and safekeeping standards, and anti-money laundering (AML) compliance. Heightened regulation could also affect how smart contracts are governed, how token transfers are tracked, and how compliance responsibilities are allocated among issuers, custodians, and technology providers.

Changes in applicable law could impose new licensing or registration requirements, require changes to our token architecture, restrict our ability to engage in cross-border token sales, or subject our personnel or counterparties to additional oversight. In addition, regulatory developments may outpace technological adaptation, resulting in uncertainty or fragmentation that inhibits innovation or market adoption.

Complying with new or modified regulatory regimes could require significant legal, operational, and technical resources. Failure to comply-or perceived non-compliance-with applicable regulatory requirements may result in fines, enforcement actions, product delays, reputational harm, or even the inability to operate in certain jurisdictions. Any such developments could materially and adversely affect our business, prospects, and financial condition.

Our ability to build and scale a community of clients and investor end-users for blockchain-enabled financial services and products is uncertain and depends on successful market adoption, product development, and execution of our business strategy.

Our growth depends on the successful creation and sustained expansion of an engaged ecosystem of users, including institutional investors, custodians, liquidity providers, and individual tokenholders. We aim to position our platform as a digital infrastructure layer for the issuance, trading, and settlement of tokenized real-world assets. However, there is no assurance that we will succeed in attracting and retaining a critical mass of users necessary to support token liquidity, market activity, and platform revenues.

Market adoption of blockchain-based financial services remains nascent and subject to skepticism from both traditional finance and regulatory stakeholders. Many investors and institutions are unfamiliar with or cautious toward tokenized instruments, decentralized smart contracts, or cross-border digital asset frameworks. In addition, competing platforms or legacy products may already command greater trust, scale, or regulatory clarity.

Our success also depends on timely and effective product development. Delays in launching smart contracts, integrating with exchanges, securing custodial relationships, or offering user-friendly interfaces may hinder onboarding or reduce retention. Similarly, failure to provide sufficient liquidity, transparency, or user protections could impair adoption and reduce network effects.

If we are unable to effectively execute our business strategy or develop products that meet the expectations of target users, we may not achieve sufficient traction to support our platform. This could materially limit our revenue potential and long-term viability.

There are risks associated with the Solana network, SOL token and the blockchain sector.

We may use the net proceeds from any future offering to purchase and hold Solana (SOL). “Staking SOL” refers to the process of delegating our SOL tokens, once acquired, to independent validator nodes on the Solana network to participate in its proof-of-stake consensus mechanism. We expect to evaluate various validators with a view to establishing relationships for staking SOL. In return for this delegation, we expect to earn staking rewards, which are distributed approximately every 2-3 days (each period known as an “epoch”). This strategy is intended to generate returns through (i) these staking rewards, currently yielding approximately 6.78% APY, and (ii) potential appreciation in the value of the SOL tokens we hold. Our primary costs include validator commissions (typically 0-10% of rewards), network transaction fees, custodial service fees, and, if credit facilities are used for funding, interest expense on such credit facilities.

We could face numerous material risks that could prevent us from realizing our strategy or result in a complete or partial loss of our investment, including:

●	Price Volatility of SOL: SOL is a highly volatile cryptocurrency asset that has traded below US$105 and above $270 per SOL in the 12 months preceding the date of this report. The trading price of SOL has been highly volatile during prior periods, experiencing multiple previous significant decreases, and such declines may occur again in the future. A decline in the price of SOL could rapidly erase any staking rewards we may earn and result in a substantial loss of our principal capital.

●	Staking and Liquidity Risks: The Solana network imposes an “unbonding” period of several days when we wish to stop staking and liquidate our tokens. This lock-up period will limit our ability to react to adverse market conditions, subjecting us to significant market timing risk and potential illiquidity during periods of volatility.

●	Operational and Validator Risks: Our ability to earn rewards is dependent on the performance and reliability of the third-party validators we delegate to. If a validator fails to perform its functions (e.g., through downtime or malicious activity), our share of staking rewards may be reduced or slashed (penalized). We bear costs for this service, typically validator commissions of 0-10% of rewards earned.

●	Regulatory Uncertainty: The regulatory landscape for digital assets and staking activities, particularly in the U.S., is evolving rapidly. New laws, regulations, or regulatory interpretations could deem our activities non-compliant, subject us to penalties, or force us to liquidate our position at a loss, potentially on short notice.

●	Lack of Experience: Our management team has limited experience in the digital asset and blockchain sector. Our inability to successfully navigate the complexities of this new and rapidly evolving industry could lead to operational errors, poor strategic decisions, and financial losses.

Our Solana digital asset staking strategy is subject to unique and substantial risks related to the Solana network’s technology, governance, and ecosystem, which could result in a complete or partial loss of our investment.

Our Solana digital asset staking strategy is subject to the continuous and secure operation of the Solana blockchain. Solana is a high-throughput Layer 1 blockchain that utilizes a novel hybrid Proof-of-Stake and Proof-of-History consensus mechanism. While designed for performance, this architecture introduces specific risks, including:

●	Network Performance and Outages: The Solana network has a history of performance degradation and full outages due to high transaction volumes, spam attacks, and validator coordination failures. For example, the network experienced significant liveness disruptions in 2021 and 2022. Although upgrades have been implemented to address congestion, there can be no assurance that future issues will not occur. Any disruption, outage, or period of significant congestion could prevent us from staking, unstaking, or transacting SOL we may hold, directly impairing our ability to execute our strategy and potentially eroding the value of our holdings.

●	Concentration and Reliance on Third-Party Software: The Solana validator set is relatively concentrated compared to other networks. Furthermore, a high percentage of validators rely on software provided by Jito Labs, a third party unaffiliated with Solana Labs. If Jito Labs were to discontinue support or if its software contained critical bugs, it could compromise network security and stability, increase the impact of spam transactions, and adversely affect the value of SOL.

●	Technological Obsolescence and Competition: The digital asset ecosystem is characterized by rapid innovation and intense competition. New protocols (e.g., Aptos, Sui, Ethereum Layer 2s like Base) or advancements, including the integration of artificial intelligence, may offer superior technology or attract developer activity away from Solana. If the Solana ecosystem fails to evolve, compete, or maintain its relevance, the utility and value of SOL could decline materially.

●	Lifecycle and Economic Mechanics of SOL: The value of SOL is influenced by its specific tokenomics:

○	Inflationary and Deflationary Pressures: New SOL is created through an inflationary protocol issuance, which began at 8% annually and decreases by 15% year-over-year to a terminal rate of 1.5%. Counteracting this is a deflationary mechanism where a portion of transaction fees is burned (permanently removed from circulation). The net effect on the SOL supply (inflationary or deflationary) depends on network usage and is uncertain.

○	Bonding and Unbonding Periods: Staking SOL involves a “warmup” period before rewards are earned and a “cooldown” or unbonding period of several days when unstaking. Typical bonding period requires one full epoch, and unbonding periods requires 2 to 4 days and one full epoch. During this unbonding period, assets are illiquid and earn no rewards. Furthermore, the protocol limits how much stake can unbond per epoch (approximately 25% of the active stake), which could create a queue and further delay access to our capital during a market downturn, exacerbating liquidity risk.

A cyberattack or other malicious attack on the Solana blockchain could have a material impact on the value of SOL held by the Company.

Solana and other digital assets and the entities that provide services to participants in blockchain ecosystems have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodian who holds our digital assets;

●	harm to our reputation; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could materially and adversely affect our financial condition and results of operations.

Covered Call Option Writing Risk

We may implement a covered-call option program on a portion of our BTC and SOL holdings, which is designed to produce income from option premiums and offset a portion of a market decline in the underlying tokens. We, as the writer (seller) of a covered call option, forgo, during the option’s life, the opportunity to profit from increases in the market value of the tokesn covering the call option above the sum of the premium and the strike price of the call, but have retained the risk of loss should the price of the underlying tokens decline. The writer of an option has no control over the time when it may be required to fulfill its obligation as a writer of the option. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying token at the exercise price.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The management of the operation and the business affairs of a Cayman Islands company lies within the power of its board of directors. Directors of companies incorporated under the Companies Act are subject to both statutory obligations under the Companies Act as well as fiduciary duties under the common law to the extent applicable to Cayman Islands companies. In addition to the statutory duties which include duties such as reporting obligations, the maintenance of internal company registers, accounting requirements, etc., directors of Cayman Islands companies owe fiduciary duties including the duty to act in good faith and in the best interests of the company as well as a duty to act with care, skill and diligence under English common law principles. Maintaining sufficient protection against the increasing risks associated with cybercrime is one of the key challenges to the commercial world and, the overseeing of cybersecurity risks falls within the duties of the Company’s board of directors, including its independent directors. The independent directors oversee cybersecurity risks as of the date of this annual report.

Our board of directors plays an active role in monitoring cybersecurity risks and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on our operations. In addition to regular reports from each of the board’s committees, the board receives regular reports from our management on material cybersecurity risks and the degree of our exposure to those risks. While the board oversees our cybersecurity risk management, management is responsible for day-to-day risk management processes. Management also works with third party service providers, i.e. software companies who provide software and antivirus supports to the Company to ensure appropriate controls are in place and to regularly monitor network activities. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that our board leadership structure supports this approach.

ITEM 2. Properties

Our principal executive offices and North American headquarters are located in Rolling Hills, California, while our primary administrative, technical, and architectural operations continue to be conducted from our offices in Hong Kong.

The following table sets forth certain information relating to the primary leased offices as of the date of this annual report.

Lessor	Lessee	Location	Area (Square Meter)	Annual Rent	Term	Use
WellMake Investments Limited	Office for Fine Architecture Limited	Unit. B, 16th Floor Easy Tower No. 609 Tai Nan West Street, Cheung Sha Wan, Kowloon, Hong Kong	81.3 square meters	$180,390 in HKD	2 years (from August 16, 2025 to August 15, 2027)	Industrial / office (non-domestic use)
Regus Management Group, LLC	Office for Fine Architecture Limited	609 Deep Valley Drive, Suite 200, Rolling Hills, California 90274	41.81 square meters	Rent negotiated monthly in the range of $1,923.70 to $3,318.40	Month to month	Office
Strand Property Management, LLC	OFA Group	3720 Skypark Drive, Torrance, California	4,658 square meters	$117,381.60	5 years and 1 month from March 15, 2026 to April 14, 2031	Office
Guangzhou Tiande Commercial Operations Management Co., Ltd.	Guangzhou Zhiyi Consulting Services Co., Ltd.	Room 2101, Sub-room No. 19, Linjiang Avenue No. 395, Guangzhou City, Guangdong Province, China	10 seats	$26,090.74	1 year from December 26, 2025 to December 25, 2026.	Office

ITEM 3. Legal Proceedings

The Company is aware of a lawsuit filed in New York State Court asserting that approximately 70 different IPO issuers and underwriters violated Sections 11, 12 and 15 of the federal securities laws. The Company has not yet been served with the lawsuit, and although it appears to have been named as a defendant, there are no allegations specific to the company in the complaint. The Company denies any allegations of wrongdoing of the type alleged vaguely in the complaint. Because the allegations are vague and general, out of an abundance of caution the Company believes it is premature for to determine whether the lawsuit is material.

We are not currently a party to any material litigation or governmental or other proceeding. However, from time to time, we have been, are and will likely continue to be involved in legal proceedings, administrative proceedings and claims that arise in the ordinary course of business with customers, subcontractors, suppliers, regulatory bodies or others. In general, litigation claims or regulatory proceedings can be expensive and time consuming to bring or defend against, which may result in the diversion of management’s attention and resources from our business and business goals and could result in settlement or damages that could significantly affect financial results and the conduct of our business.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Class A Ordinary Shares is listed on the Nasdaq Capital Market under the symbol “OFAL.”

Holders

As of July 13, 2026, there were 8 holders of record of our Class A Ordinary Shares.

Dividend Policy

Subject to the provisions of the Companies Act and any rights attaching to any shares under and in accordance with our amended and restated memorandum and articles of association, as amended from time to time, our board of directors has discretion regarding whether to declare or pay dividends or distributions out of our funds which are lawfully available for that purpose. In addition, our shareholders may by ordinary resolution declare a dividend, provided that no dividend may exceed the amount recommended by our directors. Subject to the requirements of the Companies Act regarding the application of a company’s share premium account and with the sanction of an ordinary resolution, dividends may also be declared and paid out of any share premium account. The directors when paying dividends to shareholders may make such payment either in cash or in specie. Unless provided by the rights attached to a share, no dividend shall bear interest. All dividends are subject to certain restrictions under Cayman Islands law, namely that a Cayman Islands company may pay a dividend on its shares out of either profit or share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, regulatory requirements and other factors that the board of directors may deem relevant.

We have never declared or paid cash dividends on our shares. We currently do not have any plans to pay cash dividends. Rather, we currently intend to retain all of our available funds and any future earnings to operate and grow our business.

Cash dividends on our Class A Ordinary Shares, if any, will be paid in U.S. dollars.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of March 31, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	740,000	3,200,027
Equity compensation plans not approved by security holders	N/A

Recent Sales of Unregistered Securities

On June 4, 2026, the Company entered into Amendment No. 1 to the Conditional Waiver of Covenant (the “Amendment”) with Atsion, amending certain provisions of the March 25, 2026 Conditional Waiver of Covenant by and between the Company and Atsion (the “Original Waiver”). Further, the Original Waiver amended the Atsion Purchase Agreement to subject the Company’s obligation to pay Atsion a commitment fee of $1,000,000 to a payment schedule therein, and if the Company defaults in any of the payments, the entire remaining unpaid balance of the commitment fee shall, at the Atsion’s election, become immediately due and payable, and liquidated damages shall accrue at one percent (1%) of the commitment fee each day. Pursuant to the Amendment, if the Company defaults in the payment of commitment fee, the remaining unpaid balance of the commitment fee shall be converted into Class A Ordinary Shares (“Default Shares”) at a conversion price equal to volume-weighted average price of Company’s Class A Ordinary Shares on the day immediately prior to the Share Transfer Date (as defined in the Amendment), provided, however, that the number of Default Shares will not exceed 3,000,000 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the years ended March 31, 2026 and 2025 and should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of and for the years ended March 31, 2026 and 2025 and related notes thereto. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties including those discussed below and elsewhere in this annual report, particularly those under “Risk Factors.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Critical Accounting Policies and Critical Accounting Judgments and Estimates

The Company prepared the consolidated financial statements in accordance with U.S. GAAP. These accounting principles require the Company to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each period, and the reported amounts of revenues and expenses during each period. The Company continually evaluates these judgments and estimates based on its own historical experience, knowledge and assessment of current business and other conditions, its expectations regarding the future based on available information, which together form its basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of the accounting policies require a higher degree of judgment than others in their application.

Critical accounting policies

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, including revenue recognition, contract assets, contract liabilities, mezzanine equity and income taxes, of which the details are set out in our consolidated financial statements.

Recently Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 3 for the years ended March 31, 2026 and 2025 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

Critical accounting estimates

You should also consider the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. The Company believes the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company adopted the revenue standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

As a professional interior design and fit-out service provider, the Company recognizes revenue based on the effort or inputs to the satisfaction of a performance obligation over time as work progresses because of the continuous transfer of control to the customer and the right to bill the customer as costs are incurred.

The Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) represent a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and subcontractors. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. When the outcome of the contract cannot be reasonably measured, revenue is recognized only to the extent of contract costs incurred that are expected to be recovered. In situations where the estimated costs to perform exceeds the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.

Our operating subsidiary’s contracts may contain variable consideration in the form of unpriced or pending change orders or claims that either increase or decrease the contract price. Variable consideration is generally estimated using the expected value method but may from time to time be estimated using the most likely amount method depending on the circumstance. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends.

Service Arrangement Settled in Digital Assets

During the year ended March 31, 2026, the Company, acting through its Hearth RWA tokenization platform, entered into the Tokenization Agreement, dated March 31, 2026, with the Real Word Asset  to provide blockchain-based tokenization infrastructure and related technology services in connection with the Client’s mixed-use real estate development project located in Long Island City, New York. Under the Tokenization Agreement, the Company is entitled to a non-refundable Platform Technology Fee of $15,000,000, payable in two equal installments and settleable in U.S. dollars or in cryptocurrency.

The consideration received constitutes noncash consideration under ASC 606. Noncash consideration is measured at the fair value of the consideration received at contract inception.

The Client elected to settle the first installment of the Platform Technology Fee through the transfer of 12,500,000 PPDF on March 31, 2026. The PPDF received was issued by the customer and was established on March 25, 2026, shortly before the transfer to the Company. As of the date of receipt, the PPDF had not enough established trading history, was not traded in an active market, and was subject to significant liquidity restrictions. Based on these factors, the Company determined that the fair value of the noncash consideration received was not reliably measurable as of March 31, 2026.

Because the services had not been performed as of March 31, 2026 and the fair value of the noncash consideration was not reliably measurable, the Company has not recognized any revenue with respect to the Service Arrangement for the period. Consistent with its policy for consideration received in advance of performance, the Company recorded the arrangement as a contract liability; however, because the fair value of the consideration received could not be reliably measured, the contract liability and the related digital assets received were recorded at zero value as of March 31, 2026. Accordingly, the PPDF received is reflected in the consolidated balance sheet at zero carrying amount, and no contract liability was recognized at the $15,000,000 million stated contract value.

The Company will reassess the arrangement in subsequent periods. Revenue, and any associated remeasurement of the consideration received, will be recognized when (i) the related performance obligation is satisfied and (ii) the fair value of the consideration received becomes reliably measurable, such as upon the development of an active trading market for the PPDF or upon disposition. Any subsequent recognition could differ materially from the stated contract value, and the ultimate amount realized, if any, is subject to significant uncertainty.

Results of Operations

Comparison of Fiscal Years Ended March 31, 2026 and 2025

The following table sets forth key components of the results of operations for the years ended March 31, 2026 and 2025:

	For the years ended March 31,			% of
	2026	2025	Variance	variance
Revenue	$716,885	$202,007	$514,878	254.88%
Cost of revenue	553,040	113,376	439,664	387.79%
Gross profit	163,845	88,631	75,214	84.86%

Operating expenses
Depreciation and amortization	1,606,981	-	1,606,981	100.00%
Selling, general and administrative	1,445,961	369,991	1,075,970	290.81%
Professional services	2,665,876	113,729	2,552,147	2,244.06%
Advertising and marketing	530,467	20,558	509,909	2,480.34%
Salaries and wages	1,933,078	271,568	1,661,510	611.82%
Total operating expenses	8,182,363	775,846	7,406,517	954.64%

Loss from operations	(8,018,518)	(687,215)	(7,331,303)	1,066.81%

Other income (expense)
Government subsidies	9,029	20,018	(10,989)	(54.90)%
Interest expense	(13,725)	(48,451)	34,726	(71.67)%
Interest income	464	968	(504)	(52.07)%
Total other income (expense), net	(4,232)	(27,465)	23,233	(84.59)%

Loss before income tax expense	(8,022,750)	(714,680)	(7,308,070)	1,022.57%
Income tax expense	(66)	-	66	100.00%
Net loss	$(8,022,816)	$(714,680)	$(7,308,136)	1,022.57%

Revenue

The following table sets forth the breakdown of the revenue by major revenue type for the years ended March 31, 2026 and 2025, respectively:

	For the years ended March 31,
	2026		2025		Variance
	(US$)	% of revenue	(US$)	% of revenue	Amount	%
Revenue
Design, Design and fit-out	609,486	85.02%	97,440	48.24%	512,046	525.50%
Others	107,399	14.98%	104,567	51.76%	2,832	2.71%
Total revenue	716,885	100.00%	202,007	100.00%	514,878	254.88%

The Company’s revenue increased by $514,878, or 254.88%, from $202,007 for the year ended March 31, 2025 to $716,885 for the year ended March 31, 2026, primarily due to a growth in customer demand for services during the year ended March 31, 2026. The primary reason for the increase in revenue was the fulfillment of new design, design and fit-out contracts earned in the year ended March 31, 2026. The Company expects revenue will continue to improve in the coming years along with the business environment stabilization, construction activities resume, and investment sentiment recovery.

The Company’s backlog of ongoing projects provides a certain degree of revenue stability going forward. As of March 31, 2026, the Company had 7 projects in progress with a total contract amount of $584,110 and recognized the related revenue of $35,418 up to the year ended March 31, 2026. The Company expects that such projects in progress as of March 31, 2026 will be completed and the remaining related revenue of $548,692 will be recognized during the year ending March 31, 2027. While overall market conditions remain uncertain, Due to the recovery in client activities, new projects are secured, which may support revenue growth in the coming periods.

In addition, preliminary discussions are underway regarding potential new projects and strategic collaborations, which would support revenue growth in the coming periods. The Company is expanding its footprint beyond Hong Kong into the Greater Bay Area and international markets to improve the market diversification. Efforts are also made for vertical integration across the whole project lifecycle. The Company is also focused on innovation, efficiency, and scalability, transitioning from a traditional project-based model to a subscription-based model for AI tools, real estate development and senior care infrastructure. The Company has started to implement AI-driven digital transformation to optimize design workflows and cost structures. OFA QikBIM is an AI-powered Building Information Modeling (“BIM”) platform designed to automate portions of the architectural and engineering design process, including the generation of coordinated architectural drawings, structural plans, BIM models, and related project documentation. The Company, through its Hearth RWA tokenization platform, will provide certain blockchain-based tokenization infrastructure and related technology services in connection with certain projects.

Revenue from the design, design and fit-out services increased by $512,046, or 525.50%, from $97,440 for the year ended March 31, 2025 to $609,486 for the year ended March 31, 2026. The increase was mainly due to a growth in customer demand for design and fit-out services during the year ended March 31, 2026. This exceptional growth was primarily driven by the successful execution of a major project secured in June 2025, which was substantially completed by the end of March 2026. Our revenue is subject to significant fluctuations based on the timing and completion of major projects within a given period. For example, our exceptional revenue growth for the year ended March 31, 2026 was primarily driven by the successful execution of a major commercial project secured in June 2025 and completed in March 2026, and such project-based revenue may not be indicative of future quarterly trends.

Others represent revenue from the application and project management services and increased by $2,832, or 2.71%, from $104,567 for the year ended March 31, 2025 to $107,399 for the year ended March 31, 2026. The revenue from application and project management remained relatively stable in this period.

The following table presents revenue by property type for the years ended March 31, 2026 and 2025, respectively:

	For the years ended March 31,
	2026		2025		Variance
	(US$)	% of revenue	(US$)	% of revenue	Amount	%
Revenue
Commercial	$698,738	97.47%	$80,569	39.88%	$618,169	767.25%
Industrial	9,415	1.25%	37,853	18.74%	(28,438)	(75.13)%
Institutional	1,210	0.16%	-	-%	1,210	100.00%
Residential	7,522	1.00%	74,563	36.91%	(67,041)	(89.91)%
Lands	-	-%	9,022	4.47%	(9,022)	(100.00)%
Total revenue	$716,885	100.00%	$202,007	100.00%	$514,878	254.88%

Revenue from commercial project increased by $618,169 or 767.25%, from $80,569 for the year ended March 31, 2025 to $698,738 for the year ended March 31, 2026. The increase was primarily due to the launch of new design and fit-out projects, which resulted in an uptick in business during the year ended March 31, 2026.

Revenue from industrial projects decreased by $28,438, or 75.13%, from $37,853 for the year ended March 31, 2025 to $9,415 for the year ended March 31, 2026. This revenue decline is directly attributable to a lack of active, revenue-generating industrial projects during the year ended March 31, 2026. The completion of prior projects in the year ended March 31, 2025, coupled with a subdued pipeline for new industrial contracts in the year ended March 31, 2026, resulted in this temporary absence of activity within the industrial segment.

Revenue from institutional projects increased by $1,210, from none for the year ended March 31, 2025 to $1,210 for the year ended March 31, 2026. No institutional projects were earned in the year ended March 31, 2025.

Revenue from residential projects decreased by $67,041, or 89.91%, from $74,563 for the year ended March 31, 2025 to $7,522 for the year ended March 31, 2026. The decline was mainly due to the fewer residential projects recognized during the year ended March 31, 2026. However, the Company expects that revenue from the on-going residential segment will increase in the following year ended March 31, 2027 as work progresses and these projects reach revenue recognition milestones.

Revenue from lands projects decreased by $9,022, or 100.00%, from $9,022 for the year ended March 31, 2025 to none for the year ended March 31, 2026. There is no land project this year.

Cost of revenue

The following table sets forth the breakdown of the cost of revenue for the financial years ended March 31, 2026 and 2025:

	For the years ended March 31,
	2026		2025		Variance
	(US$)	% of cost of revenue	(US$)	% of cost of revenue	Amount	%
Cost of revenue
Subcontracting and material costs	$526,333	95.17%	$79,251	69.90%	$447,082	564.13%
Project staff costs	26,707	4.83%	34,125	30.10%	(7,418)	(21.74)%
Total cost of revenue	$553,040	100.00%	$113,376	100.00%	$439,664	387.79%

The cost of revenue increased by $439,664, or 387.79%, from $113,376 for the year ended March 31, 2025 to $553,040 for the year ended March 31, 2026, which was mainly due to the increase in subcontracting and material costs and in line with the increase in our revenue.

The Company generally outsources its fit-out work to internally approved subcontractors. The subcontracting costs mainly represented the charges and fees paid to the subcontractors who provided labor and services to carry out the fit-out works, and the material costs paid to fit-out material suppliers who provided fit-out materials for completing the fit-out works. The subcontracting and material costs increased by $447,082, or 564.13%, from $79,251 for the year ended March 31, 2025 to $526,333 for the year ended March 31, 2026, which was mainly due to the increase in revenue, as stated above, during the year ended March 31, 2026.

Project staff costs represented salaries and mandatory provident funds provided to the staff in project management and design teams who were directly involved in provision of services in the projects. Project staff costs decreased by $7,418, or 21.74%, from $34,125 for the year ended March 31, 2025 to $26,707 for the year ended March 31, 2026. The decrease was mainly due to lower staff costs for project management and application projects, reflecting cost control for these two projects for the year ended March 31, 2026.

Gross profit

Gross profit from major revenue type is summarized as follows:

	For the Years Ended March 31,			% of
	2026	2025	Variance	Variance
Design, Design and fit-out
Gross profit	$70,781	$13,070	$57,711	441.55%
Gross profit margin	11.61%	13.41%	(1.80)%

Others
Gross profit	$93,064	$75,561	$17,503	23.16%
Gross profit margin	86.65%	72.26%	14.39%

Total
Gross profit	$163,845	$88,631	$75,214	84.86%
Gross profit margin	22.86%	43.88%	(21.02)%

Total gross profit increased by $75,214 or 84.86%, from $88,631 for the year ended March 31, 2025 to $163,845 for the year ended March 31, 2026. The increase in total gross profit was primarily driven by a significant uplift in revenue from higher-value service offerings, reflecting a shift in the business portfolio. Total gross profit margin decreased by 21.02% from 43.88% for the year ended March 31, 2025 to 22.86% for the year ended March 31, 2026. This change was strategically driven by a shift in the project mix. A substantially greater proportion of revenue was generated from the rapidly scaling “Design, Design and Fit-out Services,” which increased its gross profit by 441.55% while achieving a gross profit margin of 11.61%, down from 13.41%. Conversely, the “Others” project type, while maintaining a very high gross profit margin of 86.65% (up from 72.26%), contributed a smaller relative proportion to the total revenue mix. The overall result shows the Company’s effort to actively increase its portfolio toward scalable, higher-value core service offerings, which has successfully driven a large expansion in absolute profit. The decrease in the blended gross margin demonstrates the transition phase of this strategy, as higher-margin but niche services make up a smaller share of a much larger and growing total revenue base.

In addition to the mix shift, the margin improvement also reflected better project execution—through tighter cost control, more accurate quoting, and leaner staffing aligned with project timelines. These efforts indicate that the Company is not merely scaling up in size, but actively enhancing operational efficiency and sharpening its project delivery capabilities.

Gross profit from major project type is summarized as follows:

	For the years ended March 31,			% of
	2026	2025	Variance	variance
Commercial
Gross profit	$152,766	$48,662	$104,104	213.93%
Gross profit margin	21.86%	60.40%	(38.53)%

Industrial
Gross profit	$3,621	$4,835	$(1,214)	(25.11)%
Gross profit margin	38.46%	12.77%	25.69%

Institutional
Gross profit	$1,210	$-	$1,210	100.00%
Gross profit margin	100.00%	-%	100.00%

Residential
Gross profit	$6,248	$26,112	$(19,864)	(76.07)%
Gross profit margin	83.06%	35.02%	48.04%

Land
Gross profit	$-	$9,022	$(9,022)	(100.00)%
Gross profit margin	-%	100.00%	(100.00)%

Total
Gross profit	$163,845	$88,631	$75,214	84.86%
Gross profit margin	22.86%	43.88%	(21.02)%

The gross profit from commercial project increased by $104,104, or 213.93%, from $48,662 for the year ended March 31, 2025 to $152,766 for the year ended March 31, 2026. The increase was primarily due to execution of high-value contract on commercial projects during the year and launch of other new assignments. Meanwhile, the gross profit margin from commercial projects decreased from 60.40% for the year ended March 31, 2025 to 21.86% for the year ended March 31, 2026.

The gross profit from industrial projects decreased by $1,214, or 25.11%, from $4,835 for the year ended March 31, 2025 to $3,621 for the year ended March 31, 2026. The gross profit margin from industrial projects increased from 12.77% for the year ended March 31, 2025 to 38.46% for the year ended March 31, 2026. The substantial improvement in gross profit margin indicates enhanced cost management and a focus on higher-margin contracts. Management will continue to prioritize profitability and operational efficiency within the industrial project portfolio.

The gross profit from institutional projects increased by $1,210, or 100.00%, from none for the year ended March 31, 2025 to $1,210 for the year ended March 31, 2026. There is no institutional project for the year ended March 31, 2025.

The gross profit from residential projects decreased by $19,864, or 76.07%, from $26,112 for the year ended March 31, 2025 to $6,248 for the year ended March 31, 2026. The gross profit margin from residential projects increased from 35.02% for the year ended March 31, 2025 to 83.06% for the year ended March 31, 2026, mainly due to improved cost control and a higher proportion of early-stage design work. Two on-going major residential contracts with contract value of $518,341 are expected to drive revenue growth in the next fiscal year.

The gross profit from lands projects decreased by $9,022, or 100%, from $9,022 for the year ended March 31, 2025 to none for the year ended March 31, 2026. No lands projects are executed in the year ended March 31, 2026.

Operating expenses

Operating expenses consist of the following:

	For year ended	For the year ended		% of
	March 31, 2026	March 31, 2025	Variance	variance
Depreciation and amortization	$1,606,981	$-	$1,606,981	100.00%
Selling, general and administrative	1,445,961	369,991	1,075,970	290.81%
Professional services	2,665,876	113,729	2,552,147	2,244.06%
Advertising and marketing	530,467	20,558	509,909	2,480.34%
Salaries and wages	1,933,078	271,568	1,661,510	611.82%
Total operating expenses	$8,182,363	$775,846	$7,406,517	954.64%

Depreciation and amortization increased by $1,606,981, or 100.00%, from none for the year ended March 31, 2025 to $1,606,981 for the year ended March 31, 2026. The increase is mainly due to depreciation expenses recorded in this year for the hardware and intangible assets, which no such expenses for the year ended March 31, 2025.

The selling, general and administrative increased by $1,075,970, or 290.81%, from $369,991 for the year ended March 31, 2025 to $1,445,961 for the year ended March 31, 2026. The increase was largely attributable to the establishment of our U.S. headquarters in Rolling Hills, California, alongside the scaling of IT infrastructure, salary and wages and travel activities.

Professional services increased by $2,552,147, or 2,244.06%, from $113,729 for the year ended March 31, 2025 to $2,665,876 for the year ended March 31, 2026. This substantial rise was primarily due to engaging specialized legal, accounting, and consulting services essential for ensuring the Company’s full compliance with U.S. GAAP and SEC rules. This expenditure reflects our commitment to robust financial reporting and regulatory adherence. We anticipate this expenditure will decline in future periods as the enhanced policy and internal control framework becomes fully effective.

The advertising and marketing increased by $509,909, or 2,480.34%, from $20,558 for the year ended March 31, 2025 to $530,467 for the year ended March 31, 2026. This substantial increase was a strategic and deliberate investment to support the Company’s significant expansion initiatives following its successful initial public offering (the “IPO”). The capital raised provided the necessary resources to build market presence and brand awareness.

The salaries and wages expenses increased by $1,661,510, or 611.82%, from $271,568 for the year ended March 31, 2025 to $1,933,078 for the year ended March 31, 2026, which was mainly due to the addition of new staff in the U.S. operations. The U.S. team is based in Rolling Hills, California, and includes senior leadership such as the Chief Executive Officer and Chief Operations Officer. The office functions as the Company’s North American headquarters and serves as a strategic center for business development, partnership outreach, and regional market research.

The team is currently focused on establishing the Company’s presence in the U.S. through relationship-building with local firms, early-stage engagement with clients, and preparation for launching AI-driven architectural services and tokenization services of certain projects. While still in the investment phase, these initiatives are expected to support the Company’s long-term positioning in high-growth markets and demonstrate early operational traction.

Other income (expenses)

Other income (expenses) mainly includes interest (expenses) income, net and other income.

Interest income. The Company recorded interest income of $464 and $968 for the years ended March 31, 2026 and 2025, respectively.

Interest expense on bank borrowings. The interest expenses on bank borrowings were $13,725 and $48,451 for the years ended March 31, 2026 and 2025, respectively.

Other income mainly represents the government subsidies.

Government subsidies. Government subsidies relate to the SME Export Marketing Fund. The SME Export Marketing Fund (EMF) is a funding scheme administered by the Trade and Industry Department (TID) of the Hong Kong Special Administrative Region (HKSAR) Government. Its primary objective is to help small and medium-sized enterprises (SMEs) in Hong Kong expand their businesses through participation in export promotion activities. It provides financial assistance to reduce the cost of marketing and entering new markets outside of Hong Kong. The Company recognizes government subsidies as other income when they are received, as the subsidies are not subject to any past or future performance conditions. Government subsidies received and recognized as other income totaled $9,029 and $20,018 for the years ended March 31, 2026 and 2025, respectively.

Income tax expense. Our Company is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, our Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Our operating subsidiary, Office for Fine Architecture Limited, is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. Hong Kong profit tax rates are 8.25% on assessable profits up to $255,102 (HK$2,000,000), and 16.5% on any part of assessable profits over $255,102 (HK$2,000,000). The Company believes there were no uncertain tax positions as of March 31, 2026 and 2025, respectively.

The Company’s subsidiary OFA Financial was incorporated in Delaware and is treated as United States corporations for US federal income tax purposes per the Internal Revenue Code (US) and are thereby subject to federal income tax on its worldwide income. The applicable U.S. federal corporate income tax rate is 21%. The Company is exempt from Delaware state corporate income tax as it does not conduct business within the state of Delaware, though it remains subject to the annual Delaware franchise tax.

The Company’s subsidiary Office for Fine Architecture, Inc. was incorporated in California and is treated as a United States corporation for US federal income tax purposes per the Internal Revenue Code (US) and are thereby subject to federal income tax on its worldwide income at a statutory rate of 21%. In addition, Office for Fine Architecture, Inc. is subject to California state corporate tax laws and, if it conducts business or has income sourced to California, is generally subject to California corporation tax and applicable California franchise tax obligations.

Guangzhou Zhiyi Consulting Services Co., Ltd. is governed by the income tax laws of the PRC and the income tax provisions in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIEs”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on a case-by-case basis.

The Company believes there were no uncertain tax positions as of March 31, 2026 and 2025, respectively. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months. The Company is not currently under examination by an income tax authority, nor has been notified that an examination is contemplated.

Net loss. As a result of the foregoing, the Company reported a net loss of $8,022,816 for the year ended March 31, 2026, as compared to a net loss of $714,680 for the year ended March 31, 2025.

Other comprehensive income. Foreign currency translation adjustment amounted to $126,915 and $18,435 for the year ended March 31, 2026 and 2025, respectively. The balance sheet amounts, with the exception of equity, on March 31, 2026 were translated at $1.00 to HK$7.84, as compared to $1.00 to HK$7.78 on March 31, 2025. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the year ended March 31, 2026 and 2025 were $1.00 to HK$7.80 and $1.00 to HK$7.79, respectively. The change in the value of the HK$ relative to the U.S. dollar may affect the financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operation.

Liquidity and Capital Resources

To date, the Company has financed our operations primarily through cash flows from operations and loans from banks and related parties, if necessary. The Company plans to support its future operations primarily from cash generated from its operations and the IPO proceeds. In addition, the Company continues to maintain access to existing bank credit lines and may consider short-term bridge financing if required to support operational liquidity.

As reflected in the audited consolidated financial statements, the Company had net loss of $8,022,816 for the year ended March 31, 2026, as compared to net loss of $714,680 for the year ended March 31, 2025. As of March 31, 2026, the Company had cash of $2,713,466 compared to $31,950 as of March 31, 2025. The Company had negative working capital that amounted to $4,111,677 as of March 31, 2026 and positive working capital of $93,229 as of March 31, 2025. The working capital requirements are influenced by the size of our operations, the volume and dollar value of our sales contracts, the progress of execution on our customer contracts, and the timing for collecting accounts receivable, and repayment of accounts payable.

As of March 31, 2026, the Company had an outstanding bank borrowings balance of $470,249, of which the bank borrowings of $22,192 will be payable within one year and the bank borrowings of $448,057 will be payable after one year. The bank borrowings are at an annual effective interest rate of 3.000%.

On December 11, 2025, the Company received a letter from the Staff notifying the Company that the closing bid price per share for its Class A Ordinary Shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had until the Compliance Period, to regain compliance with Nasdaq’s minimum bid price requirement.

On June 9, 2026, the Company received the Letter from the Staff notifying the Company that the Company is eligible for the Second Compliance Period, or until the Compliance Date, to regain compliance, based on the Staff’s determination of the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. The Letter has no immediate impact on the listing of the Company’s Ordinary Shares on Nasdaq. If at any time during the Second Compliance Period the closing bid price of the Company’s Ordinary Shares is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide the Company with written confirmation of compliance. The Letter does not result in the immediate delisting of the Company’s Class A Ordinary Shares, and the shares will continue to trade uninterrupted under the symbol “OFAL.”

If the Company does not regain compliance by the Compliance Date, the Staff will provide written notification that the Company’s Ordinary Shares is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.

On May 21, 2026, at the Extraordinary General Meeting the shareholders approved and authorized the Board to effect a 1-for-10 share consolidation of the Company’s Class A Ordinary Shares at its discretion.

The Company’s Ordinary Shares have been redesignated as Class A Ordinary Shares and have commenced trading on Nasdaq on December 17, 2025 as Class A Ordinary Shares under the same symbol “OFAL.”

The Company believes that its current cash and cash flows provided by operating activities, loans from banks, and the net proceeds from its IPO will be sufficient to meet its working capital needs in the next 12 months from the balance sheet date. If additional funding is needed, the Company believes it would have access to supplemental bank facilities or bridge financing options, subject to prevailing market conditions. No assurance can be given, however, that additional financing, if required, would be available at all or on favorable terms. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to the existing shareholders.

Even though the management believes that it will be able to successfully execute its business plan, which includes increasing market acceptance of the Company’s services to boost its sales volume to achieve economies of scale while applying more effective marketing strategies and cost control measures to better manage operating cash flow position, third-party financing and capital issuance, and meet the Company’s future liquidity needs, there can be no assurances in that regard.

In response to the net loss of $8,022,816 for the year ended March 31, 2026 and a working capital deficit of $4,111,677 as of March 31, 2026, the Company has implemented, and continues to pursue, a range of measures designed to strengthen its liquidity and capital position.

First, in May 2025 the Company completed its IPO, generating net proceeds of approximately $15.3 million that materially strengthened its cash position and capital base. Second, the Company has secured access to committed equity financing: (i) on October 29, 2025, it entered into the PIPE Purchase Agreement with Greentree and TriCore, providing for the issuance and sale, in multiple closings, of up to $50,000,000 in stated value of Preferred Shares; and (ii) on July 14, 2025, it entered into a Atsion Purchase Agreement with Atsion, establishing the Equity Facility. The Equity Facility is entirely at the Company’s discretion and does not represent a committed obligation or guaranteed proceeds; amounts are drawn, if at all, solely at the Company’s election and subject to the terms of the Atsion Purchase Agreement. Third, through the arrangement with the Contractor, the Company intends to commercialize the platform and to transition a portion of its design operations from a traditional project-based model toward a scalable, subscription-based AI software offering, which management expects to broaden the Company’s revenue base and support its longer-term growth and liquidity objectives. Fourth, the Company continues to generate recurring revenue from its core design, fit-out, project-management and platform services, and is expanding beyond Hong Kong into the Greater Bay Area and international markets to diversify its revenue base. In addition to its U.S. operations, the Company maintains business activities and market presence in Hong Kong and Japan through its subsidiaries, strategic partnerships, and project development initiatives. Fifth, holders of the Company’s Preferred Shares have elected to convert a portion of their holdings into Class A Ordinary Shares, reducing the Company’s potential cash redemption obligations. Finally, the Company continues to actively manage operating expenditures and discretionary spending—including staffing, subcontractor and marketing costs—to preserve liquidity, and it retains access to existing bank credit facilities and may pursue short-term bridge financing if required. Based on these plans, which management believes are probable of being effectively implemented, management believes the Company will have sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these consolidated financial statements are issued. The Company is well-positioned to support its operations and execute its growth strategies over at least the next twelve months. As a result, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern, and accordingly the audited consolidated financial statements do not include any related adjustments.

The following table sets forth a summary of the cash flows for the years ended March 31, 2026 and 2025:

	For the years ended March 31,
	2026	2025
Net cash used in operating activities	$(4,171,385)	$(256,215)
Net cash used in investing activities	$(12,708,670)	$-
Net cash provided by (used in) financing activities	$19,551,920	$(1,497)
Net increase (decrease) in cash and restricted cash	$2,671,865	$(257,712)
Effect of currency translation on cash and cash equivalents	$9,651	$21,502
Cash and restricted cash at the beginning of the year	$31,950	$268,160
Cash and restricted cash at the end of the year	$2,713,466	$31,950

As of March 31, 2026, the Company had total cash and restricted cash of $2,713,466, compared to $31,950 as of March 31, 2025. Of this amount, $1,033,466 represented unrestricted cash available for general corporate and working-capital purposes, and $1,680,000 represented restricted cash held in a non-interest-bearing escrow account maintained at East West Bank by Finuvia LLC. Finuvia LLC is an affiliate of Precursor Capital Limited, a shareholder of the Company. The restricted cash is not available for the Company’s general use and is subject to release only upon satisfaction of the conditions specified in the underlying agreements; because the Company retains control over the disbursement of these funds and the release conditions had not been met as of the balance sheet date, the amounts continue to be reported as the Company’s assets. The Company had a working-capital deficit of $4,111,677 as of March 31, 2026, compared to positive working capital of $93,229 as of March 31, 2025, and incurred a net loss of $8,022,816 for the year ended March 31, 2026. Accordingly, the Company’s liquidity available for general operations is more limited than the total cash and restricted cash balance.

Operating Activities

Net cash used in operating activities amounted to $4,171,385 for the year ended March 31, 2026, mainly derived from the net loss of $8,022,816, mainly offset by increase in depreciation and amortization, and share-based compensation and shares issued for services.

Net cash used in operating activities amounted to $256,215 for the year ended March 31, 2025, mainly derived from the net loss of $714,680, plus the decrease in amounts due to related parties, mainly offset by decrease in contract assets and increase in contract liabilities.

Investing Activities

Net cash used in investing activities amounted to $12,708,670 for the year ended March 31, 2026, primarily attributable to the Company’s investment in intellectual property of $12,117,479, together with purchases of property and equipment of $591,191. On March 31, 2026, the Company’s subsidiary, Office for Fine Architecture Limited, entered into the Assignment Agreement with the Contractor, under which the Company acquired a 50% undivided co-ownership interest in the QikBIM for an aggregate purchase price of $17,500,000, due to foreign currency translation at the applicable exchange rate on the reporting date, the recorded amount in the financial statements is $17,502,381. $12,117,479 was paid as of March 31, 2026. The acquired intellectual property covers the United States and Hong Kong standards adaptation and commercialization versions of the system, including its source code, algorithms and modules for user-interface design, automated structural plan generation, and the generation of mechanical, electrical, plumbing and drainage plans compliant with U.S. codes. The Company retains sole governance and commercialization authority over the system.

No cash used in investing activities for the year ended March 31, 2025.

Financing Activities

Net cash provided by financing activities amounted to $19,511,920 for the year ended March 31, 2026, primarily attributable to the proceeds from issuance of Class A Ordinary Shares upon IPO, issuance of Ordinary Shares after the IPO and proceeds from Series A Preferred Shares.

Trend Information

Except for the information disclosed, the Company is not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition. However, the Company remains cautiously optimistic about the medium-term outlook, particularly in light of new residential contracts signed in February 2026 and a gradual pickup in client engagement activity in the following period. Historically focused on the Hong Kong market, we are actively pursuing geographic diversification to expand our operational footprint to oversea markets. We are also investing in digital transformation initiatives, specifically leveraging artificial intelligence (AI) to enhance design efficiency, optimize labor costs and create new revenue stream.

Commitments and Contingencies

Commitments

As of March 31, 2026, the Company did not have any significant capital and other commitments.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its financial position, cash flows or results of operations on an individual basis or in the aggregate. As of March 31, 2026 and 2025, the Company is not a party to any material legal or administrative proceedings.

The following table summarizes the contractual obligations as of March 31, 2026:

	Payments due by period
		Less than	1 – 3	4 – 5	More than
Contractual obligations	Total	1 year	years	years	5 years
Bank borrowings	$470,249	$22,192	$145,286	$104,372	$198,399
Future lease payments	672,804	183,904	361,737	127,163	-
	$1,143,053	$206,096	$507,023	$231,535	$198,399

Inflation

While global inflation has retreated from its peak levels, the economic landscape remains constrained by persistently elevated interest rates. The prolonged high-rate environment continues to dampen financing activity and discretionary spending in Hong Kong. Consequently, we face ongoing inflationary pressure on operating costs, particularly wages and materials, while simultaneously contending with softening client demand. This dual pressure creates a challenging margin environment, requiring stringent cost controls to preserve profitability. In order to adapt, we and our subsidiaries would endeavor to seek new business opportunities and would continue to take a conservative approach to cost budgeting, including, but not limited to, withholding distribution of staff bonuses, reconsidering staffing needs and applying greater pressure on the pricing negotiations with subcontractors and suppliers.

Seasonality

The nature of our business does not appear to be affected by seasonal variations.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this report, which are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Controls over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing, our Certifying Officers concluded that our internal controls over financial reporting were not effective as of the end of the fiscal year ended March 31, 2026 due to the material weakness described below. As part of our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026, management identified two material weaknesses in our internal control over financial reporting in accordance with the standards established by the PCAOB. The material weaknesses identified related to: (1) inadequate segregation of duties consistent with control objectives; and (2) lack of well-established procedures to identify approve and report related party transactions.

Since that time, the Company has implemented several measures to remediate the identified material weaknesses. Upon the effectiveness of the registration statement on Form F-1 for our IPO on May 15, 2025, we established an audit committee comprised entirely of independent directors and appointed a full-time Chief Financial Officer. During the fiscal year ended March 31, 2026, we further enhanced our internal control environment by: (i) improving segregation of duties within the accounting department through the hiring of additional qualified accounting personnel; (ii) implementing formal written policies and procedures for the identification, approval, and reporting of related party transactions; (iii) establishing a majority-independent board of directors with enhanced oversight responsibilities; and (iv) adopting a comprehensive internal controls framework aligned with the COSO 2013 Integrated Framework. These efforts have significantly strengthened our internal control over financial reporting.

In addition, during the fiscal year ended March 31, 2026, the Company adopted and implemented written policies and checklists to address the material weakness related to the lack of well-established procedures to identify, approve, and report related party transactions. Management has also hired additional personnel with the technical expertise and knowledge necessary to ensure proper segregation of duties and provide additional checks and balances within the accounting department. These additional personnel also provide the cross-training needed to support continuity in the event of personnel turnover. These measures, coupled with the appointment of additional independent directors, the establishment of an audit committee, and the appointment of a full-time CFO, have significantly improved our internal control environment. Based on the material weakness described above and the audit adjustments identified by the Company’s external auditor during the audit of the financial statements as of and for the year ended March 31, 2026, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026. Management is committed to completing the remediation of this material weakness and will continue to implement, monitor, and enhance the Company’s internal controls on an ongoing basis.

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Ongoing Monitoring

Management recognizes the importance of ongoing monitoring and continuous improvement of our internal control over financial reporting. We have established a process for regularly evaluating the effectiveness of our controls, including periodic self-assessments, internal audits, and ongoing monitoring activities. This process allows us to identify and address any emerging risks or control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. Other Information

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this report. Unless otherwise stated, the business address for our directors and executive officers is that of our principal executive offices at Unit B, 16/F, Easy Tower, 609 Tai Nan West Street, Cheung Sha Wan, Hong Kong.

Name	Age	Position with our Company
Larry Wong	47	Chief Executive Officer, Director
Keith Chong	50	Chief Technology Officer, Director
Thomas M Gaffney	35	Chief Operations Officer
Ernest Yeung	51	Chief Financial Officer
John Chiang	62	Director
Andrew Scott	56	Director
Erwin Baquiran Pineda	60	Director

Li Hsien “Larry” Wong is a co-founder of the Company and has served as the Chief Executive Officer of our operating subsidiary since 2013. With over 20 years in the industry, Mr. Wong has successfully completed hundreds of diverse architectural designs. His projects range from residential to commercial and public spaces, with a specialization in creating innovative, sustainable solutions that address contemporary challenges while setting new standards for architectural practice. From 2012 to 2013, Mr. Wong served as Design Director at Mold Architecture Limited. From 2010 to 2012, he served as Design Director at GHLW Architects Limited. From 2008 to 2010, he served as Associate at Index Architecture Limited. Beyond his professional achievements, Mr. Wong is also a mentor and advocate for the next generation of architects. He actively participates in industry events, sharing his knowledge and inspiring others to pursue innovation in their work. Mr. Wong received his bachelor’s degree in architecture from University of Southern California in 2003. We believe he is well qualified to serve on our board due to his extensive architect design background.

Wai Wong “Keith” Chong is a co-founder of the Company and has served as the Chief Technology Officer of our operating subsidiary since 2013. With over two decades of experience, Mr. Chong is a seasoned project architect and director, known for his exceptional skill in transforming blueprints into tangible realities. He has steered hundreds of projects from the drawing board to their completion, showcasing his proficiency in managing complex architectural endeavors. From 2006 to 2008, Mr. Chong served as Architectural Administrator at Wong Tung & Partners Ltd. From 2008 to 2013, he served as Project Manager at Sun Hung Kai Properties. Mr. Chong holds a bachelor’s degree in architecture from University of Southern California in 2003. We believe he is well qualified to serve on our board due to his extensive architect design background.

Thomas Gaffney has served as Chief Operating Officer of the Company since March 2024. Mr. Gaffney is a corporate and securities attorney with over nine years of experience representing and advising technology startups throughout their growth journey, from seed stage through IPO or strategic acquisition, with expertise encompassing venture capital financing, equity structuring, capital markets, digital assets, and real-world asset tokenization. At the Company, he oversees corporate and securities matters, the Company’s Hearth RWA tokenization platform, and operational oversight of the Company’s AI-powered architectural design tools. Mr. Gaffney owns minority membership interests in Greentree Global Advisors LLC and served as its Managing Member from March 2024 to September 2024. He has been serving as the founder and principal of Conduit Advisors, an advisory firm providing corporate, securities, and digital asset counsel, since December 2024. Since November 2025, Mr. Gaffney serves as a director and chair of the Compensation Committee of 1776 Acquisition Corp, a special purpose acquisition company. Mr. Gaffney holds a bachelor’s degree in political science from the Pennsylvania State University and a Juris Doctor from the Wake Forest University School of Law. He is a member of the State Bar of California.

Ernest Yeung has served as our Chief Financial Officer since July 2025. Mr. Yeung is the founder of Pasadena Advisory Company Limited, a consulting firm specializing in IPO preparation and M&A advisory, since April 2024. Mr. Yeung has also been serving as the Portfolio CFO of CFO Centre Group, a consulting firm that provides part-time CFO service, since January 2022. From July 2019 to January 2022, Mr. Yeung served as Country Head, Hong Kong of Boardroom Corporate Services (Hong Kong) Ltd., a corporate secretarial, accounting, payroll and consulting firm. From September 2016 to November 2018, Mr. Yeung served as Regional CFO, Asia of Flight Centre Travel Group Asia, a travel management company. Mr. Yeung is a member of the American Institute of Certified Public Accountants (AICPA) and a finance professional with over 20 years of experience in financial reporting, audit oversight, budgeting, M&A due diligence, internal controls implementation, and regulatory compliance. Mr. Yeung holds a Bachelor of Science in accounting from University of Southern California.

John Chiang has served as our director since May 2025. Mr. Chiang has served on the boards of directors of Astrana Health, Inc. (Nasdaq: ASTH) (formerly Apollo Medical Holdings, Inc.) since January 2019, Pasadena Private Lending, LLC since December 2023 (after serving on its advisory board since February 2019), ChimeTV since June 2023, GrubMarket since February 2024, Century Housing since February 2024, and Foxx Development Holdings Inc. since November 2024. He also serves on the advisory boards of Adept Urban since January 2021 and AlphaX RE Capital since February 2024. Mr. Chiang previously served as a director of Boom Interactive (May 2023 to March 2025), Chijet Motor Company, Inc. (June 2023 to May 2024), Deep Medicine Acquisition Corp. (now TruGolf Holdings, Inc.) (October 2022 to January 2024), and Zeuss Technologies, Inc. (January 2019 to March 2021), and on the advisory board of Calyx Peak Companies (February 2019 to December 2022). He also served as a Fellow at the University of Southern California Center for the Political Future during the fall of 2020. Mr. Chiang served as California State Treasurer from 2015 to 2019, California State Controller from 2007 to 2015, and as a member of the California State Board of Equalization from 1999 to 2006. He began his career as a tax law specialist with the Internal Revenue Service and later served as an attorney for then-California State Controller Gray Davis and on the staff of U.S. Senator Barbara Boxer. Mr. Chiang graduated with honors with a Bachelor of Science in Finance from the University of South Florida and received his Juris Doctor from Georgetown University Law Center. Mr. Chiang is well qualified to serve as a director due to his extensive finance, tax, legal, public service, and corporate governance experience.

Andrew Scott has served as our director since May 2025. Since August 2024, Mr. Scott has served as the President of Associated Underwater Services, a private diversified marine construction and inspection company. Prior to that, Mr. Scott spent approximately 30 years as an investment banker. From October 2017 to December 2023, he served as a managing director at ThinkEquity LLC, focusing on initial public offering, secondaries and up listings. From January 2014 to October 2017, he served as vice president at Fortress Biosciences, Inc. focusing on business development. From December 2010 to January 2014, he served as vice president at Citius Pharmaceuticals, responsible for raising capital. Prior to that, Mr. Scott worked at Maxim Group as an investment banker from November 2001 to December 2010. Mr. Scott holds a bachelor’s degree in accounting from Rice University. Mr. Scott is well qualified to serve as a director due to his experience in investment banking and capital markets.

Erwin Baquiran Pineda has served as our director since April 2026. Mr. Pineda is a real estate executive, entrepreneur, and community leader with a strong track record of scaling organizations, building high-performing teams, and driving strategic growth. Since 2020, Mr. Pineda has been serving as the Chief Executive Officer and Co-Founder of Coldwell Banker Exclusive, a real estate brokerage firm. From 2020 to 2025, Mr. Pineda served as a member of the board of directors of Asian Business Association a non-profit organization dedicated to empowering Asian American entrepreneurs through advocacy, networking opportunities, and business development resources. Between 2016 to 2024 he served as the member of the board of Center for the Pacific Asian Family a non-profit organization that provides multi-lingual and multi-cultural services to address domestic violence and sexual assault within the Asian and Pacific Islander communities. From 2000 to 2020, Mr. Pineda served as a member of the board for Pacific Real Estate Properties a real estate brokerage firm. Mr. Pineda has a Bachelor of Science degree in electrical engineering from University of California, Los Angeles.

Family Relationships

There are no other family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executives has, during the past ten years, been involved in any legal proceedings in subscription (f) of Item 401 of Regulation S-K.

Board Practices

Our board of directors consists of five directors. We have established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee under the board of directors and adopted a charter for each of the three committees. Each of the committees of our board of directors has the composition and responsibilities described below. We also adopted an Executive Compensation Clawback Policy, for which our Compensation Committee’s decisions will be final, conclusive, and binding on all of our executive officers.

Audit Committee

Messrs. John Chiang, Andrew Scott and Erwin Baquiran Pineda serve as members of our Audit Committee with Andrew Scott serving as the chairman of the Audit Committee. Each of our Audit Committee members satisfies the “independence” requirements of the Nasdaq listing rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Our board of directors have determined that Erwin Baquiran Pineda possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC. Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee will perform several functions, including:

●	evaluating the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

●	approving the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

●	monitoring the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviewing the financial statements to be included in our Annual Report on Form 20-F and Current Reports on Form 6-K and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	overseeing all aspects of our systems of internal accounting control and corporate governance functions on behalf of the board;

●	reviewing and approving in advance any proposed related-party transactions and report to the full Board on any approved transactions; and

●	providing oversight assistance in connection with legal, ethical and risk management compliance programs established by management and our board of directors, including Sarbanes-Oxley Act implementation, and makes recommendations to our board of directors regarding corporate governance issues and policy decisions.

Compensation Committee

Messrs. John Chiang, Erwin Baquiran Pineda and Andrew Scott serve as members of our Compensation Committee with Andrew Schott serving as the chairman of the Compensation Committee. Each of our Compensation Committee members satisfies the “independence” requirements of the Nasdaq listing rules. Our Compensation Committee is responsible for overseeing and making recommendations to our board of our directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

We have adopted an Executive Compensation Clawback Policy. The recovery of incentive-based compensation from an executive officer as provided for in this policy shall apply only in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of Company with any financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error was corrected in the current period or left uncorrected in the current period. Our Compensation Committee’s decisions with respect to this policy shall be final, conclusive, and binding on all of our executive officers.

Nominating and Corporate Governance Committee

Messrs. John Chiang, Erwin Baquiran Pineda and Andrew Scott serve as members of our Nominating and Corporate Governance Committee, with Andrew Scott serving as the chairman of the Nominating and Corporate Governance Committee. Each of our Nominating and Corporate Governance Committee members satisfies the “independence” requirements of the Nasdaq listing rules. Our Nominating and Corporate Governance Committee is responsible for identifying and proposing new potential director nominees to the board of directors for consideration and reviewing our corporate governance policies.

Board Oversight of Cybersecurity Risks

The management of the operation and the business affairs of a Cayman Islands company lies within the power of its board of directors. Directors of companies incorporated under the Companies Act are subject to both statutory obligations under the Companies Act as well as fiduciary duties under the common law to the extent applicable to Cayman Islands companies. In addition to the statutory duties which include duties such as reporting obligations, the maintenance of internal company registers, accounting requirements, etc., directors of Cayman Islands companies owe fiduciary duties including the duty to act in good faith and in the best interests of the company as well as a duty to act with care, skill and diligence under English common law principles. Maintaining sufficient protection against the increasing risks associated with cybercrime is one of the key challenges to the commercial world and, the overseeing of cybersecurity risks falls within the duties of the Company’s board of directors, including its independent directors. The directors oversee cybersecurity risks as of the date of this report.

Our board of directors plays an active role in monitoring cybersecurity risks and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on our operations. In addition to regular reports from each of the board’s committees, the board receives regular reports from our management on material cybersecurity risks and the degree of our exposure to those risks. While the board oversees our cybersecurity risk management, management is responsible for day-to-day risk management processes. Management also works with third party service providers, i.e. software companies who provide software and antivirus supports to the Company to ensure appropriate controls are in place and to regularly monitor network activities. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that our board leadership structure supports this approach.

Duties of Directors

Under Cayman Islands law, the directors owe certain statutory duties under the Companies Act, common law duties and fiduciary duties to our company. Under common law, our directors have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. The fiduciary duties which our directors owe to our company are summarized as follows:

(i)	duty to act bona fide in what the director believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not properly fetter the discretion to act in the best interest of the Company; and

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the afore-mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors has pre-existing fiduciary obligations to other businesses of which they are officers or directors.

Our company has the right to seek damages if a duty owed by our directors is breached. A shareholder may in certain limited exceptional circumstances have the right to seek damages in our name if a duty owed by our directors is breached. You should refer to “- Comparison of Cayman Islands Corporate Law and U.S. Corporate Law” for additional information on our standard of corporate governance under Cayman Islands law.

Terms of Directors

Our officers are appointed by and serve at the discretion of our board of directors. An appointment of our director may be on terms that such director shall automatically retire from office (unless he has sooner vacated office) at the next or a subsequent annual general meeting or upon any specified event or after any specified period in a written agreement between us and the director, if any; but no such term shall be implied in the absence of express provision. Each director whose term of office expires shall be eligible for re-election at a meeting of the shareholders or re-appointment by the Board. The office of a director will be vacated automatically if, among other things, the directors resigns in writing, becomes bankrupt or makes any arrangement or composition with his/her creditors generally or is found to be or becomes of unsound mind.

Code of Ethics

OFA has a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on OFA’s website.

Compensation Committee Interlocks and Insider Participation

None of OFA’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board.

Insider Trading Policy

On May 15, 2025, (the “Policy”), which applies to all officers, directors, and employees of us and our subsidiary. The Policy provides guidelines to employees, officers and directors of us and our subsidiaries with respect to transactions in our securities and the procedures set forth therein is intended to help prevent insider trading and to assist the employees, officers and directors of us and our subsidiaries in complying with their obligations under the federal securities laws.

Attendance

There were four (4) meetings, exclusive of action by unanimous written consent, of the board of directors held during fiscal year 2026. Each of our directors attended all of the meetings of the board of directors held during fiscal year 2026, while such director was a member of the board of directors.

There were four (4) meetings, exclusive of action by unanimous written consent, of the Audit Committee held during fiscal year 2026. Each of the committee members attended all of the meetings of the Audit Committee held during fiscal year 2026 while such committee member served on the Audit Committee.

There was one (1) meeting, exclusive of action by unanimous written consent, of the Compensation Committee held during fiscal year 2026. Each of the committee members attended such meeting of the Compensation Committee held during fiscal year 2026.

There were two (2) meetings, exclusive of action by unanimous written consent, of the Nominating and Corporate Governance Committee held during fiscal year 2026. Each of the committee members attended such meetings of the Nominating and Corporate Governance Committee held during fiscal year 2026.

Director Attendance at Annual Meeting of Stockholders

We do not have a formal policy regarding the attendance of our board members at our annual meetings of stockholders, but we expect all directors to make every effort to attend any meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Clawback Policy

In accordance with SEC and Nasdaq requirements, we have adopted an Executive Compensation Clawback Policy. The recovery of incentive-based compensation from an executive officer as provided for in this policy shall apply only in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of Company with any financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error was corrected in the current period or left uncorrected in the current period. Our Compensation Committee’s decisions with respect to this policy shall be final, conclusive, and binding on all of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our Ordinary Shares with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended March 31, 2026, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except the Form 3 for Ernest Yeung, Andrew Scott and Erwin Baquiran Pineda.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for the years ended March 31, 2025 and 2026:

Summary Compensation Table

Name and Principal Position	Calendar Year	Salary or Consulting $	Bonus $	Stock Awards $	Other Payments $	Option Awards $	Total

Larry Wong (Chief Executive Officer, Director)	2025	$36,815	-	-	-	$-	$36,815
Larry Wong (Chief Executive Officer, Director)	2026	$240,000	-	483,966	-	$-	$723,966

Keith Chong (Chief Technology Officer, Director)	2025	$36,815	-	-	-	$-	$36,815
Keith Chong (Chief Technology Officer, Director)	2026	$91,872	-	-	90,173	$-	$182,045

Executive Employment Agreements

Thomas Gaffney

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement, dated May 16, 2025 (the “COO Agreement”) with Mr. Thomas Gaffney, the Company’s Chief Operating Officer, effective as of May 21, 2025. With initial term of two years, the COO Agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within thirty days prior to end of the current term. The COO Agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The COO Agreement provides an annual base salary of $120,000. The COO Agreement provides for an initial equity grant of 50,000 Ordinary Shares, along with an annual equity awards with a target value of approximately 50,000 Ordinary Shares subject to Mr. Gaffney’s continued employment with the Company. The parties amended the COO Agreement to increase the annual base salary to $180,000 payable in twelve equal monthly installments, effective September 8, 2025.

Ernest Yeung

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement, dated July 9, 2025 (the “CFO Agreement”) with Mr. Ernest Yeung, the Company’s Chief Financial Officer, effective as of July 15, 2025. With initial term of two years, the CFO Agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within thirty days prior to end of the current term. The CFO Agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The CFO Agreement provides an annual base salary of $85,000. The CFO Agreement provides for an initial equity grant of 30,000 Ordinary Shares, along with an annual equity awards with a target value of approximately 30,000 Ordinary Shares subject to Mr. Yeung’s continued employment with the Company.

Wai Wong Chong

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement, dated June 6, 2025 (the “CTO Agreement”) with Mr. Wai Wong Chong, the Company’s Chief Technology Officer, effective as of May 21, 2025. With initial term of two years, the CTO Agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within thirty days prior to end of the current term. The CTO Agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The CTO Agreement provides an annual base salary of $240,000. The CTO Agreement provides for an initial equity grant of 100,000 Ordinary Shares, followed with receive annual equity awards with a target value of approximately 100,000 Ordinary Shares subject to Mr. Chong’s continued employment with the Company.

Li Hsien Wong

The Company (or one of its subsidiaries) has entered into an Executive Employment Agreement, dated June 6, 2025 (the “CEO Agreement”) with Mr. Li Hsien Wong, the Company’s Chief Executive Officer, effective as of May 21, 2025. With initial term of two years, the CEO Agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within thirty days prior to end of the current term. The CEO Agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The CEO Agreement provides an annual base salary of $240,000. The CEO Agreement provides for an initial equity grant of 100,000 Ordinary Shares, followed with receive annual equity awards with a target value of approximately 100,000 Ordinary Shares subject to Mr. Wong’s continued employment with the Company.

Compensation of Directors

The following table sets forth compensation we paid to our directors during the year ended March 31, 2026 (excluding compensation under the Summary Compensation table above).

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Andrew Scott (Director)	$10,000	-	$-	-	$10,000

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of March 31, 2026, for our named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) that Vested	Market value of Shares or Units of Stock (#) that have not Vested
Larry Wong	-	-	-	N/A	124,451	49,334

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A Ordinary Shares and Class B Ordinary Shares as of the date of this report, with regard to (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our Class A Ordinary Shares and Class B Ordinary Shares; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

The percentage of beneficial ownership is based on 26,370,521 shares of Class A Ordinary Shares issued and outstanding and 20,000,000 shares of Class B Ordinary Shares issued and outstanding as of July 13, 2026.

In accordance with SEC rules, Ordinary Shares which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable or issuable upon conversion of Preferred Shares and Equity Facility within 60 days of July 13, 2026 are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

Unless otherwise indicated and subject to community property laws and similar laws, except as otherwise indicated below, OFA believes that all parties named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

None of our shareholders has informed us that it is affiliated with a registered broker-dealer or is in the business of underwriting securities. We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

Name and Address of Beneficial Owner(1)	Class A Ordinary Shares	Percentage Ownership of Outstanding Class A Ordinary Shares(2)	Class B Ordinary Shares	Percentage Ownership of Outstanding Class B Ordinary Shares(3)	Percentage of Total Voting Power
5% or Greater Shareholders (Other Than Executive Officers and Directors):
FNHK Inc. (4)	1,649,445	6.25%	6,666,667	33.33%	31.98%
CP COWORK LIMITED (5)	1,649,444	6.25%	6,666,666	33.33%	31.98%
R-OPUS Inc. (6)	4,412,222	16.73%	6,666,667	33.33%	32.51%
Greentree Financial Group Inc. (7)	2,655,471	9.99%	-	-	* %
TriCore Foundation, LLC (8)	9,270,965	35.16%	-	-	1.76%
Executive Officers and Directors
Larry Wong	10,920,410	41.41%	6,666,667	33.33%	33.74%
Keith Chong	1,649,444	6.25%	6,666,666	33.33%	31.98%
John Chiang	-	-	-	-	-
Andrew Scott	-	-	-	-	-
Erwin Baquiran Pineda	-	-	-	-	-
Thomas Gaffney	3,750	*	-	-	-
Ernest Yeung	-	-	-	-	-
All directors and executive officers as a group (seven individuals)	12,573,604	47.66%	13,333,333	66.667%	65.73%

*	Less than 1%.

(1)	Except as otherwise indicated below, the business address of our directors and executive officers is Unit B, 16/F, Easy Tower, 609 Tai Nan West Street, Cheung Sha Wan, Hong Kong.

(2)	Except as otherwise indicated, based on 26,370,521 Class A Ordinary Shares issued and outstanding as of the June 2, 2026.

(3)	Based on 20,000,000 Class B Ordinary Shares issued and outstanding as of the date of this Record Date.

(4)	Represents 1,649,445 Class A Ordinary Shares and 6,666,667 Class B Ordinary Shares held by FNHK Inc., a U.S. corporation. Larry Wong, our Chief Executive Officer and director, exercises voting and dispositive power over the securities held by FNHK Inc. The address of FNHK Inc. is 609 Deep Valley Dr., Suite 223, Rolling Hills, CA 90274.

(5)	Represents 1,649,444 Class A Ordinary Shares and 6,666,666 Class B Ordinary Shares held by CP COWORK LIMITED, a HK incorporated company. Keith Chong, our Chief Technology Officer and director, exercises voting and dispositive power over the securities held by CP COWORK LIMITED. The business address of CP COWORK LIMITED is Unit B, 16/F, Easy Tower, 609 Tai Nan West Street, Cheung Sha Wan, Hong Kong and its registered office is at 11/F, Daily House, 35-37 Haiphong Road, Tsim Sha Tsui, Kowloon, Hong Kong.

(6)	Represents 4,002,222 Class A Ordinary Shares and 6,666,667 Class B Ordinary Shares held by R-OPUS, Inc., a US corporation. Weiyi C. Yu exercises voting and dispositive power over the securities held by R-OPUS, Inc. The address of R-OPUS, Inc. is 9854 National Blvd. Suite 1257, Los Angeles, CA 90034.

(7)	Represents 2,341,023 Class A Ordinary Shares held by Greentree Financial Group, Inc. and 314,448 issuable upon conversion of 1,080 the Preferred Shares. For purposes of calculating Greentree Financial Group, Inc.’s percentage ownership of Class A Ordinary Shares, such 314,448 Class A Ordinary Shares are deemed outstanding, resulting in a denominator of 26,581,294 Class A Ordinary Shares. Christopher Cottone exercises voting and dispositive power over the securities held by Greentree Financial Group, Inc. The address for Greentree Financial Group, Inc. is 900 S. Pine Island Road, Suite 310, Plantation, Florida 33324.

(8)	Represents 9,270,965 Class A Ordinary Shares held by TriCore Foundation, LLC, a US limited liability company. TriCore Foundation, LLC is owned equally by certain Company insiders, including Li Hsien “Larry” Wong, Wai Wong “Keith” Chong, and R-Opus Inc., whose beneficial owner is Weiyi Yu. Li Hsien “Larry” Wong, as TriCore Foundation, LLC’s manager exercises voting and dispositive power over the securities held by TriCore Foundation, LLC. The address of TriCore Foundation, LLC is 609 Deep Valley Drive, Suite 200, Rolling Hills, CA 90274.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The related parties of the Company and their relationships to the Company are set forth as follows:

Name of entity or individual	Relationship
Larry Wong	Chief Executive Officer, Director

Keith Chong	Chief Technology Officer, Director

Thomas M. Gaffney	Chief Operations Officer

Greentree Global Advisors LLC	A consulting company providing corporate governance, Nasdaq listing, and accounting services, in which Thomas M. Gaffney holds a minority membership interest and was the Managing Member from March 2024 to September 2024.

TriCore Foundation, LLC	An investor in the PIPE Purchase Agreement. Li Hsien “Larry” Wong, the Company’s Chief Executive Officer and director, has voting and dispositive control over the securities held by TriCore Foundation, LLC in his capacity as manager of TriCore Foundation, LLC.

Precursor Capital Limited	A shareholder of the Company since September 2024, holding over 5% of the total issued and outstanding Ordinary Shares of the Company at the time of initial investment, and holding approximately 0.003% of the total issued and outstanding Ordinary Shares as of March 31, 2026.

Set forth below are the material related party transactions that we have entered into for the fiscal years ended March 31, 2024, 2025 and 2026.

Balances with related parties

As of March 31, 2024, 2025 and 2026, the balances with related parties were as follows:

Due to Related Parties	Nature	As of March 31, 2026	As of March 31, 2025	As of March 31, 2024
		US$	US$	US$
Larry Wong -CEO	Compensation, project expenses, office administration and general expenses	270,690	35,301	-
Keith Chong -CTO	Compensation, project expenses, office administration and general expenses	15,470	13,161	-

	Total	286,160	48,462	-

The Company paid $38,550 and $86,095 to Larry Wong and Keith Chong, respectively for the year ended March 31, 2025 for compensation, project expenses, office administration and general expenses, there remains an outstanding balance for compensation, office administration and general expenses to be paid to Larry Wong and Keith Chong as of March 31, 2025.The Company paid $211,707 and $216,710 to Larry Wong and Keith Chong, respectively for the year ended March 31, 2026 for compensation, project expenses, office administration and general expenses, there remains an outstanding balance for compensation, office administration and general expenses to be paid to Larry Wong and Keith Chong as of March 31, 2026.

Transactions with related parties

On March 25, 2024, our operating subsidiary entered into a service agreement with Greentree Global Advisors LLC, pursuant to which Greentree Global Advisors LLC will perform consulting services related to corporate governance, Nasdaq listing and accounting services and receive 500,000 Ordinary Shares of the Company as service fee. Mr. Gaffney owns minority membership interests in Greentree Global Advisors LLC and served as its Managing Member from March 2024 to September 2024.

On April 2, 2024, the Company entered a $600,000 bridge loan agreement with Precursor Capital Limited (“Precursor”). The loan bears interest at an annual rate of 12% and is intended exclusively to cover the expenses related to the proposed listing, convertible into 600,000 Class A Ordinary Shares at a conversion price of $1 per share upon the election of conversion. On September 12, 2024, the loan was converted at the conversion price of $1 per share and 600,000 Class A Ordinary Shares were issued to Precursor Capital Limited. Simultaneously, the accrued interest of $32,153 was forgiven. For the year ended March 31, 2025, the total amount of offering costs and other general and administrative expenses incurred amounted to $520,547 which will be paid through the loan proceeds. The remaining balance of $79,453, which was not utilized for expenses, will be either paid in cash by Precursor to the Company or otherwise transferred in accordance with the terms of the agreement. As of March 31, 2026, the remaining balance was $0. With over payment of $392, total $79,845 was booked into equity for the year ended March 31, 2026.

On October 29, 2025, the Company entered into the PIPE Purchase Agreement with Greentree and TriCore, pursuant to which TriCore may subscribe for up to US$50,000,000 in stated value of Series A Preferred Shares, subject to the terms and conditions of the PIPE Purchase Agreement. Li Hsien “Larry” Wong, the Company’s Chief Executive Officer and director, has voting and dispositive control over the securities held by TriCore Foundation, LLC in his capacity as manager of TriCore Foundation, LLC. Accordingly, TriCore Foundation, LLC’s participation in the PIPE Purchase Agreement constitutes a related-party transaction under Regulation S-K Item 404(a) and is subject to review and oversight under Nasdaq Listing Rule 5630. As of the year ended March 31, 2026, the Company had issued 1,080 Preferred Shares with an aggregate stated value of $1,089,082.60 in exchange for the aggregate gross proceeds of $972,000. As of the date of this report, 420 of the 1,080 Preferred Shares issued under the PIPE Purchase Agreement were converted for 1,412,023 shares of Class A Ordinary Shares, with 1,080 Preferred Shares currently remaining outstanding.

On October 29, 2025, the Audit Committee, composed entirely of independent directors, reviewed and approved the PIPE Purchase Agreement, including TriCore’s participation therein, in accordance with Nasdaq Rule 5630 and the Company’s Audit Committee Charter. In reaching its determination, the Audit Committee considered, among other things, the terms of the PIPE Purchase Agreement, the identity and relationships of the affiliated participants, the participation of an unaffiliated investor on the same terms, and the Company’s obligations under Nasdaq Rules 5630 and 5635, Regulation S-K Item 404(a), and applicable Cayman Islands law. All interested directors recused themselves from deliberations and voting.

The Company had restricted cash of $1,680,000 held in a non-interest-bearing escrow account maintained by Finuvia LLC, an affiliate of Precursor Capital Limited, a Company’s shareholder. During the year ended March 31, 2026, the Company entered into a service agreement with Finuvia LLC to explore the Japan market, for a total amount of $200,000, and a financial advisory service agreement for a monthly fee of $20,000.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants, M&K CPAS, PLLC (“M&K”) for the years ended March 31, 2026 and 2025.

	Year Ended March 31,
	2026	2025
Audit fees	$74,100	$49,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by M&K in connection with regulatory filings. The aggregate fees of M&K for professional services rendered for the audit of our annual financial statements, review of the financial information include in our filings with the SEC for the years ended March 31, 2026 and 2025 totaled approximately $74,100 and $49,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not paid M&K any audit-related fees for the years ended March 31, 2026 and 2025, respectively.

Tax Fees

We did not pay M&K for tax services, planning or advice for the years ended March 31, 2026 and 2025.

All Other Fees

We did not pay M&K for any other services for the years ended March 31, 2026 and 2025.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

OFA GROUP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OFA Group

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OFA Group (the Company) as of March 31, 2026 and 2025 and the related statements of operations, statements of comprehensive (loss) income, statements of changes in shareholders’ equity, statements of changes in mezzanine equity and cash flows for the two years period then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two years periods ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company has suffered net losses from operations in current and prior periods and the Company has incurred net working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the revenue for Design and Fit out Service for the years ended March 31, 2026 and 2025 is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligations using an input (i.e., cost to cost) method.

Auditing management’s evaluation of agreements with customers involves significant judgment by management in forecasting project revenue and costs to complete and a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to the estimates of forecasted revenue and costs to complete for multi-year contracts, and revisions in those estimates.

To evaluate the appropriateness and accuracy of the estimates by management, we tested management’s ability to reasonably estimate the forecasted revenue and costs to complete in addition to testing the costs to date.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, Texas

July 13, 2026

OFA Group and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars, except for the number of shares)

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash	$1,033,466	$31,950
Restricted cash-held by affiliate	1,680,000	-
Prepaid expense	59,510	-
Contract assets	3,053	8,466
Account receivables, net	3,700	7,480
Deferred offering costs	1,100,000	266,028
Total current assets	3,879,729	313,924

NON-CURRENT ASSETS:
Rent deposit	122,857	16,004
Right-of-use asset - operating lease	635,622	37,999
Property, plant and equipment, net	896,984	-
Intangible assets, net	16,072,093	-
Total non-current assets	17,727,556	54,003

Total assets	$21,607,285	$367,927

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Account payable	$515,951	$-
Accrued liabilities	6,043,346	2,182
Contract liabilities	62,191	131,564
Current maturities of loan payable	22,192	378
Due to related parties	286,160	48,462
Operating lease liabilities	164,391	38,109
Commitment fee payable	897,175	-
Total current liabilities	7,991,406	220,695

Non-Current liabilities:
Loan payable, net of current	448,057	473,188
Operating lease liabilities	454,404	-
Total non-current liabilities	902,461	473,188

Total liabilities	8,893,867	693,883

Mezzanine Equity
Series A Convertible Preferred Shares, $0.001 par value, 20,000,000 shares and 0 shares authorized as of March 31, 2026 and 2025, respectively, 1,380 shares and 0 shares issued and outstanding as of March 31, 2026 and 2025, respectively	1,730,404	-

Shareholders’ equity:
Class A Ordinary Shares, with $0.001 par value, 100,000,000 and 50,000,000 number of Ordinary Shares authorized, 25,430,128 and 9,611,111 Ordinary Shares issued and outstanding as of March 31, 2026 and 2025, respectively	25,431	9,611
Class B Ordinary Shares, with $0.001 par value, 20,000,000 and 0 shares authorized, 20,000,000 and 0 shares issued and outstanding as of March 31, 2026 and 2025, respectively	20,000	-
Additional paid-in capital	19,464,439	641,785
Share payable	535,520	-
Accumulated deficit	(9,126,384)	(1,027,068)
Accumulated other comprehensive income	64,008	49,716
Total shareholders’ equity (deficit)	10,983,014	(325,956)

Total liabilities, Mezzanine Equity and shareholders’ equity	$21,607,285	$367,927

The accompanying notes are an integral part of these audited consolidated financial statements.

OFA Group and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars, except for the number of shares)

	For The Years Ended March 31,
	2026	2025

Revenue
Project income	$716,885	202,007
Cost of revenue	553,040	113,376
Gross profit	163,845	88,631

Operating expenses:
Depreciation and amortization	1,606,981	-
Selling, general and administrative	1,445,961	369,991
Professional services	2,665,876	113,729
Advertising and marketing	530,467	20,558
Salaries and wages	1,933,078	271,568
Total operating expenses	8,182,363	775,846

Loss from operations	(8,018,518)	(687,215)

Other income (expense)
Government subsidies	9,029	20,018
Interest expense	(13,725)	(48,451)
Interest income	464	968
Total other expense	(4,232)	(27,465)

Loss from operations before income taxes	(8,022,750)	(714,680)

Provision for income taxes	(66)	-

Net Loss	(8,022,816)	(714,680)

Dividends and accretion to redeemable preferred equity	(714,394)	-

Net Loss attributable to common shareholders	(8,737,210)	(714,680)

Basic and diluted net loss per share, Class A Ordinary Shares	(0.64)	(0.08)
Weighted average shares outstanding, Class A Ordinary Shares	13,564,148	8,689,741
Basic and diluted net loss per share, Class B Ordinary Shares	-	-
Weighted average shares outstanding, Class B Ordinary Shares	2,977,169	-

The accompanying notes are an integral part of these audited consolidated financial statements.

F-4

OFA Group and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. Dollars, except for the number of shares)

	For The Year Ended	For The Year Ended
	March 31,2026	March 31,2025

Net Loss	$(8,022,816)	$(714,680)

Other comprehensive income

Foreign currency adjustments	$14,292	$18,435

Comprehensive loss	$(8,008,524)	$(696,245)

The accompanying notes are an integral part of these audited consolidated financial statements.

OFA Group and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars, except for the number of shares)

	Ordinary Shares				Additional			Accumulated	Total
	Class A		Class B		Paid-in	Share	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Income	Deficit
Balance, March 31, 2024	7,711,111	$7,711	-	$-	$5,185	$-	$(312,388)	$31,281	$(268,211)
Foreign currency translation adjustments	-	-	-	-	-	-	-	18,435	18,435
Shares issued for professional services	1,300,000	1,300	-	-	84,500	-	-	-	85,800
Bridge loan conversion	600,000	600	-	-	519,947	-	-	-	520,547
Bridge loan conversion - interest forgiven	-	-	-	-	32,153	-	-	-	32,153
Net loss	-	-	-	-	-	-	(714,680)	-	(714,680)
Balance, March 31, 2025	9,611,111	$9,611	-	$-	$641,785	$-	$(1,027,068)	$49,716	$(325,956)
Foreign currency translation adjustments	-	-	-	-	-	-	-	14,292	14,292
Shareholder Investment	-	-	-	-	79,845	-	-	-	79,845
Share-based compensation	23,529	24	-	-	19,975	535,520	-	-	555,519
Shares issued for professional services	550,000	550	-	-	1,019,950	-	-	-	1,020,500
Issuance of Class A Ordinary Shares as commitment shares	250,000	250	-	-	102,575	-	-	-	102,825
Issuance of Ordinary Shares upon conversion of Series A Preferred Shares	10,682,988	10,683	-	-	3,151,467	-	-	-	3,162,150
Issuance of Ordinary Shares upon initial public offering, net of underwriting discounts and commissions and other issuance costs	4,312,500	4,313	-	-	15,303,687	-	-	-	15,308,000
Deferred IPO costs reclassified to APIC	-	-	-	-	(266,028)	-	-	-	(266,028)
Dividends on Series A Preferred Shares	-	-	-	-	49,077	-	(76,500)	-	(27,423)
Adjustment to redemption value	-	-	-	-	(637,894)	-	-	-	(637,894)
Shares issuance of Class B Ordinary Shares	-	-	20,000,000	20,000	-	-	-	-	20,000
Net loss	-	-	-	-	-	-	(8,022,816)	-	(8,022,816)
Balance, March 31, 2026	25,430,128	$25,431	20,000,000	$20,000	$19,464,439	$535,520	$(9,126,384)	$64,008	$10,983,014

The accompanying notes are an integral part of these audited consolidated financial statements.

OFA Group and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY

(Expressed in U.S. Dollars, except for the number of shares)

	Mezzanine Equity
	Shares	Amount
Balance, March 31, 2025	-	$-
Issuance of mezzanine equity	4,800	4,227,237
Conversion	(3,420)	(3,162,150)
Dividends on Series A Preferred Shares	-	27,423
Adjustment to redemption value	-	637,894
Balance, March 31, 2026	1,380	$1,730,404

The accompanying notes are an integral part of these audited consolidated financial statements.

OFA Group and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars, except for the number of shares)

	For The Years Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(8,022,816)	$(714,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expenses	-	17,708
Depreciation and amortization	1,606,981	-
Share-based compensation expense	555,519	-
Shares issued for professional services	1,020,500	-
Interest forgiven	-	32,153
Shareholder investment	79,845	-
Changes in operating assets and liabilities:
Due to related party	284,536	48,394
Contract assets	5,376	37,186
Account receivables	3,743	(25,177)
Prepaid expenses	(59,510)	-
Rent deposit	(106,859)	(8,192)
Right-of-use asset	64,583	77,084
Deferred offering costs	(100,000)	340,320
Right-of-use liabilities	(81,520)	(77,350)
Contract liabilities	(68,743)	29,248
Account payable	447,151	(15,087)
Accrued expenses	199,829	2,178

Net cash used in operating activities	(4,171,385)	(256,215)

Cash flows from investing activities:
Purchases of property and equipment	(591,191)	-
Purchases of intellectual property	(12,117,479)	-

Net cash used in investing activities	(12,708,670)	-

Cash flows from financing activities:
Proceeds from issuance of Class A Ordinary Shares upon initial public offering, net of underwriting discounts, commissions and other offering costs	15,308,000	-
Proceeds from the issuance of Class B shares	20,000	-
Proceeds from the issuance of Series A Preferred Shares, net	4,227,237	-
Payment of loans	(3,317)	(1,497)
Net cash provided by (used in) financing activities	19,551,920	(1,497)

Net change in cash	2,671,865	(257,712)
Effect of currency translation on cash and cash equivalents	9,651	21,502

Cash and restricted cash, beginning of year	31,950	268,160
Cash and restricted cash, end of year	$2,713,466	$31,950

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet:

Cash	1,033,466	31,950
Restricted cash	1,680,000	-
Total cash and cash equivalents and restricted cash	$2,713,466	$31,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,127	$16,298
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of ROU assets and liabilities	$662,368	$82,402
Accretion to redeemable preferred equity	$637,894	$-
Dividends on Series A Preferred Shares	49,077	-
Shareholder distribution	$-	$600,000
Debt conversion	$-	$600,000
Stock Issued for services	$-	$85,800
Deferred IPO costs reclassified to APIC	$266,028	$-
Ordinary Shares issued for conversion of Series A Preferred Shares	$3,162,150	$-
Issuance of 250,000 shares of Ordinary Shares as commitment shares	$1,000,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

OFA Group and Subsidiaries

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2026 and 2025

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION

OFA Group (the “OFA”) is a limited liability company established under the laws of the Cayman Islands on August 27, 2024. It is a holding company with no business operation.

OFA, through its wholly-owned subsidiary, Office For Fine Architecture Limited (“OFA HK”), provides a wide range of service in Hong Kong, including interior design, fit out services, project management and application service. OFA HK provides design and fit out services for commercial and residential buildings. The design service includes both the consultation with its staff and the actual design work and OFA HK provides a specific conceptualized design with layout plans, detailed design drawings, advice relating to, among other things, budgetary consideration, optimal use of space, the materials, fittings, furniture, appliances and other items to be used with an aim to produce a preliminary design plan and quotation for clients’ considerations. Fit out works include installing protective materials to cover floors or walls, installing or constructing partition walls, windows and window frames and decorative fittings, furniture or fixtures, installing plumbing systems as well as installing switches, power outlets, telephone wiring, computer outlet covers and other electrical and wiring works. OFA HK is also focused on innovation, efficiency, and scalability, transitioning from a traditional project-based model to a subscription-based model for AI tools, real estate development and senior care infrastructure.

In May 2025, OFA HK entered into a Co-Development Agreement (the “Co-Development Agreement”) with a third-party contractor to co-develop the OFA QikBIM system. Under that agreement the contractor will develop AI software for automated architectural design and generation of structural and MEP construction drawings. The system is being designed for use by architects and designers, with potential future inclusion of building authorities.

In March 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Tokenization Agreement”) with MD Queens Development LLC, or its designated special purpose vehicle (the “Real World Asset”), in connection with a proposed mixed-use real estate development project located in Long Island City, New York (the “Project”). Pursuant to the Tokenization Agreement, the Company, through its Hearth RWA tokenization platform, will provide certain blockchain-based tokenization infrastructure and related technology services in connection with the Project.

Reorganization

A reorganization of the corporate structure of the Company (the “Reorganization”) was completed on August 29, 2024. Prior to the Reorganization, OFA HK, the operating entity, was directly controlled by the R-Opus Inc., Consequently, OFA became the holding company of OFA HK on August 29, 2024. OFA and OFA HK resulting from Reorganization have always been under the common control of the same controlling shareholders before and after the Reorganization. The consolidation of these entities has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements. Results of operations for the periods presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period, eliminating the effects of any intra-entity transactions.

The accompanying consolidated financial statements reflect the activities of OFA and the following:

Subsidiaries	Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Office For Fine Architecture Limited (OFA HK)	January 31, 2013	Hong Kong	100%	Providing design, fit out, project management and application services for commercial, residential and industrial properties, real estate development, senior care infrastructure.
OFA Financial, Inc. (OFA Financial)	June 11, 2025	Delaware, USA	100%	Empowering growth-stage and cross-border companies in their journey toward successful market entry and expansion in the United States.
OFA Financial HK Limited (HK Financial)	September 10, 2025	Hong Kong	100%	Activities of head offices; management and management consultancy activities.
OFA Asset Management, Inc.	November 18, 2025	Delaware, USA	100%	Holding and managing investment vehicles and special purpose entities focused on land development assets and digital assets; overseeing asset structuring, tokenization initiatives, and asset-level management.
Office for Fine Architecture, Inc.	September 4, 2025	California, USA	100%	Providing architectural design, planning, and consulting services for U.S.-based projects, including coordination with clients, contractors, and regulatory authorities.
Hearth Labs Inc.	November 18, 2025	Delaware, USA	100%	Providing technology infrastructure and software solutions for digital asset and real-world asset (RWA) platforms, including smart contract development, digital registries, and related data management and platform services.
Guangzhou Zhiyi Consulting Services Co., Ltd.	October 22, 2025	People’s Republic of China (“PRC”)	100%	Providing financial advisory services, information consulting services and other consulting and planning services.

Initial Public Offering

On May 22, 2025, OFA Group (the “Company”) completed its initial public offering (the “IPO”) of 3,750,000 Ordinary Shares, par value $0.001 per share, at a public offering price of $4.00 per share, generating gross proceeds of $15 million, before deducting underwriting discounts and offering expenses. In connection with the IPO, the underwriters exercised their over-allotment option in full to purchase an additional 562,500 Ordinary Shares, par value $0.001 per share, at the public offering price of $4.00 per share. The over-allotment option exercise closed on June 5, 2025.

Prior to the completion of the IPO, deferred offering costs, which consisted primarily of accounting, legal and other professional fees directly attributable to the IPO, were capitalized within other current assets in the consolidated balance sheet. Upon the completion of the IPO, such deferred offering costs were reclassified to shareholders’ equity as a reduction of the IPO proceeds.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year end date is March 31.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Transition from Foreign Private Issuer Status

The Company previously qualified as a “foreign private issuer” (as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended) and reported with SEC on foreign private issuer forms, including its annual report on Form 20-F. As required, the Company re-assessed its foreign private issuer status as of September 30, 2025 and determined that it no longer qualified as a foreign private issuer as of that date.

Accordingly, effective April 1, 2026, the Company became subject to the reporting and other requirements applicable to U.S. domestic registrants. Beginning with the period covered by this report, the Company reports on domestic forms, including this Annual Report on Form 10-K, and is also subject to quarterly reporting on Form 10-Q, current reporting on Form 8-K, the SEC’s proxy rules, the reporting and short-swing profit provisions of Section 16, and Regulation FD. This Annual Report on Form 10-K is the Company’s first annual report filed as a U.S. domestic filer; prior annual periods were reported on Form 20-F.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the year ended March 31, 2026, the Company incurred a net loss of $8,022,816 and had an accumulated deficit of $9,126,384 and a net working capital deficit of $4,111,677 as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

In response to these conditions, management has developed plans intended to alleviate such substantial doubt, including: (i) proceeds upon the completion of the Company’s on-going Real World Asset Tokenization Agreements; (ii) access to additional committed equity financing under the Company’s Securities Purchase Agreement; (iii) the management of operating expenditures and discretionary spending to preserve liquidity; and (iv) the continued generation of revenue from the Company’s design, fit-out, project management and platform services. In addition, a substantial portion of the Company’s current liabilities consists of contract liabilities representing consideration received in advance of the satisfaction of performance obligations, which are expected to be settled through the delivery of services rather than the payment of cash.

Management believes that these plans, which are probable of being effectively implemented, will provide the Company with sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these consolidated financial statements are issued. Accordingly, management has concluded that its plans alleviate the substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which opted out of utilizing the emerging growth company reduced reporting requirements difficult.

Use of Estimates and Assumptions

The preparation of the Company’s audited consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates required to be made by management, include, but are not limited to, the allowance for doubtful accounts, allowance for deferred tax assets, uncertain tax position, incremental borrowing rates used in calculation of the operating lease right-of-use assets and operating lease liabilities, the estimated cost and the input measure method used in revenue recognition, the valuation of share-based compensation expenses, and where consideration is received in cryptocurrency, fair value at the date of contract inception and the appropriate principal-market reference. Actual results could differ from those estimates, and as such, differences could be material to the audited consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Foreign Currency Translation and Transaction

The Company’s principal country of operations is Hong Kong. The financial position and results of its operations are determined using Hong Kong Dollars (“HK$”), the local currency, as the functional currency. The Company’s audited consolidated financial statements are reported using the U.S. Dollars (“US$” or “$”). Under the current rate method, the results of operations and the consolidated statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in consolidated statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s consolidated statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the consolidated financial statements:

	March 31, 2026	March 31, 2025
Year-end spot rate	US$1=HK$7.84	US$1=HK$7.78
Average rate	US$1=HK$7.80	US$1=HK$7.79

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks that can be added or withdrawn without limitation. The Company maintains the bank accounts in Hong Kong, U.S. and PRC. Cash balances in bank accounts in Hong Kong are insured under the Deposit Protection Scheme introduced by the Hong Kong Government for a maximum amount of US$ 63,776 (HK$500,000). Cash balances in bank accounts in Hong Kong are not otherwise insured by the Federal Deposit Insurance Corporation or other programs. Cash balances in bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount of US$ 250,000 per depositor, per insured bank.

Restricted cash

As of March 31, 2026, the Company had restricted cash of $1,680,000 held in a non-interest-bearing escrow account maintained at East West Bank by Finuvia LLC, Finuvia LLC is a affiliate of Precursor Capital Limited, the shareholder of the Company. The escrowed funds are not available for the Company’s general use and remain subject to release only upon satisfaction of the conditions specified in the underlying agreements. Because the Company retains control over the disbursement of these funds and the conditions for release had not been met as of the balance sheet date, the amounts continue to be reported as the Company’s assets and are classified as restricted cash. The restricted cash balance is comprised of the following two arrangements:

GoFresh Escrow — $800,000. On March 31, 2026, the Company has funded $800,000 into escrow representing the principal of a Convertible Promissory Note (Convertible Promissory Note agreement signed on April 1, 2026) issued by Go Fresh 365 Inc. The note bears interest at 6% per annum (accruing only from the date funds are released from escrow), matures twelve months from its effective date, and is convertible into the borrower’s common stock at $1.00 per share, subject to a 4.99% beneficial ownership limitation (waivable to 9.99%). The funds may be used solely for expenses related to the borrower’s intended uplisting to the NASDAQ Capital Market and are released only upon the Company’s prior written consent against executed engagement documentation and invoices, with disbursements made directly to the applicable service providers. As of the balance sheet date, no funds had been released from escrow and no interest had accrued.

QikBIM Escrow — $880,000. In connection with an Intellectual Property Assignment and Co-Ownership Agreement dated March 31, 2026, under which the Company’s affiliate, Office for Fine Architecture Limited, agreed to acquire a 50% undivided co-ownership interest in the QikBIM system for an aggregate purchase price of $17,500,000, the Company deposited $880,000 into the same escrow account on March 31, 2026. This deposit constitutes a portion of, and not an addition to, the total purchase price and is to be credited against the supplemental consideration payable to the seller. The escrowed amount is held pending release to the seller on or before December 31, 2026 in accordance with the joint written instructions of the buyer and the seller.

The Company includes restricted cash with cash when reconciling the beginning and ending balances shown in the consolidated statements of cash flows, in accordance with ASC 230.

Accounts Receivable, net

Accounts receivables are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses” (“ASC 326”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and, as needed, amounts are written-off when determined to be uncollectible. As of March 31, 2026 and 2025, none and $17,733 allowance for credit losses were recognized respectively.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of (loss) income and comprehensive (loss) income.

As of March 31, 2026 and 2025, the Company had incurred deferred offering costs of $1,100,000 and $266,028, respectively. The deferred offering costs of $1,100,000 as of March 31, 2026 consisted of the following two components. First, during the year ended March 31, 2026, as consideration for the Investor’s execution and delivery of the Agreement, the Company agreed to pay the Investor a commitment fee in an aggregate amount equal to $1,000,000 (the “Commitment Fee”), payable in Ordinary Shares (the “Commitment Shares”). The Commitment Fee may be paid in cash, Commitment Shares, or any combination thereof at the Company’s sole discretion. Second, the Company’s subsidiary, OFA Capital I Acquisition Corp., incurred $100,000 of professional and registration costs directly attributable to its proposed IPO. On May 21, 2025, upon completion of the IPO, the Company charged the $266,028 of deferred offering costs incurred during the year ended March 31, 2025 against the proceeds received from the IPO.

Property, plant and equipment, net

Property, plant and equipment (including construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated primarily based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets except the depreciation method for mold and tooling:

Useful Life
Equipment	5-10 years
Hardware	5-10 years

Intangible Asset

The Company’s intangible assets consist primarily of software and an exclusive license related to an artificial intelligence–based software platform. The Company accounts for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets acquired in an asset acquisition are initially recognized at cost, which represents the fair value of the consideration transferred. Costs incurred in connection with the development of internal-use software that is subject to a perpetual, royalty-free, and exclusive license are capitalized once technological feasibility has been established, while costs incurred prior to that point are expensed as incurred.

Following initial recognition, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which reflect the period over which reflect management’s best estimate of the period over which the assets are expected to contribute to future cash flows. The Company reviews the amortization period and method at least annually and adjusts them prospectively if there are changes in expected useful life or the pattern of economic benefit consumption.

As of March 31, 2026, the Company’s intangible assets primarily relate to an artificial intelligence software system. The intangible assets are amortized over a five-year estimated useful life.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. For the years ended March 31, 2026 and 2025, no impairment of long-lived assets was recognized.

Leases

The Company adopted ASU 2016-02 Leases (Topic 842) (“Topic 842”) issued by the FASB. The adoption of Topic 842 resulted in the presentation of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets.

The Company has assessed the following: (i) whether any expired or existing contracts are or contains a lease, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases (i.e. whether those costs qualify for capitalization under ASU 2016-02). The Company also elected the short-term lease exemption for certain classes of underlying assets including office space, warehouses and equipment, with a lease term of 12 months or less.

The Company determines whether an arrangement is or contain a lease at inception. A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, current, and operating lease liability, non-current in the Company’s consolidated balance sheets. Please refer to Note 10 for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its financial position, results of operations and cash flows.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The operating lease ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. Renewal options are considered within the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For operating leases with a term of one year or less, the Company has elected not to recognize a lease liability or ROU asset on its consolidated balance sheets. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its consolidated statements of operations and cash flows. The Company has operating lease agreements with insignificant non-lease components and has elected the practical expedient to combine and account for lease and non-lease components as a single lease component.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows. For the year ended March 31, 2026 and 2025, the Company did not have any impairment loss against its operating lease ROU assets.

Share-based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award which contains both a performance and a market condition, and where both conditions must be satisfied for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable the performance condition will be met. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied. The expense resulting from share-based payments is recorded in general and administrative expense in the consolidated statements of operations. Please refer to Note 15 for more information.

Mezzanine equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

The Series A Preferred Shares (“Series A Preferred Shares”) was accounted for as mezzanine equity in accordance with ASC 480.

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the exchange price that would be received from an asset or paid to transfer a liability (as exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivables and other current assets, amounts due from/(to) related parties, accrued liabilities, and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 -	Quoted prices in active markets for identical assets and liabilities.

Level 2 -	Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalent, accounts receivable, contract assets, current maturities of operating lease liabilities, accrued liabilities, contract liabilities, due to related parties, and current maturities of long-term bank borrowings approximate the fair value of the respective assets and liabilities as of March 31, 2026 and 2025 due to their short-term nature.

Revenue Recognition

The Company adopted the revenue standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services transfer to the customer. It is customary practice for the Company to have the agreements with its customers in writing, orally, or in accordance with other customary business practices. The Company recognizes revenue based on the consideration specified in the applicable agreement.

The contracts which the Company enters into with the clients are fixed price and provide for milestone billings based upon the attainment of specific project objectives to ensure the Company meets its contractual requirements. Additionally, contracts may include retentions or holdbacks paid at the end of a project to ensure that Company meets the contract requirements. However, since the customer does not have the option to purchase the warranty separately and there are no additional services to the customer during the retention period but to ensure all goods and services meet the criteria as specified in the contract, such warranty shall not be accounted for as a separate performance obligation. The Company historically incurs a very minimum cost during the retention period, the Company does not expect any significant liability to be incurred and no further provision made in the accounts. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the customers and the transfer of promised services to the customers will be less than one year.

Design and Fit out Services

The Company identifies the delivery of design and fit out services to the customer to be the performance obligation in the contract. Since the Company has concluded that the promises to be delivered on the contract would be one single performance obligation, no allocation of the transaction price is required and expected. As a professional interior design and fit out service provider, the Company recognizes revenue based on the Company’s effort or inputs to the satisfaction of a performance obligation over time as work progresses because of the continuous transfer of control to the customer and the Company’s right to bill the customer as costs are incurred.

The Company’s contract with the customer has payment terms specified based upon certain conditions completed. The Company generally require an initial payment from the customer upon signing of the contract prior to the commencement of the project, which usually represents approximately 20% to 50% of the total contract sum. The Company issue invoices for interim payments at different stages of the project. The final invoice is generally issued shortly before or immediately after project completion. The Company’s customers are required to pay the Company at different billing stages over the contract period, as such, the Company believes the progress payments limit the Company’s exposure to credit risk and that the Company would be able to collect substantially all of the consideration gradually at different stages. The timing of the satisfaction of the Company’s performance obligations is based upon the cost-to-cost measure of progress method, which is generally different than the timing of unconditional right of payment and is based upon certain conditions completed as specified in the contract. The timing between the satisfaction of the Company’s performance obligations and the unconditional right of payment would contribute to contract assets and contract liabilities.

The Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) represent a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and subcontractors. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. When the outcome of the contract cannot be reasonably measured, revenue is recognized only to the extent of contract costs incurred that are expected to be recovered. In situations where the estimated costs to perform exceeds the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.

The Company’s contracts may contain variable consideration in the form of unpriced or pending change orders or claims that either increase or decrease the contract price. Variable consideration is generally estimated using the expected value method but may from time to time be estimated using the most likely amount method depending on the circumstance. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends.

The Company recognizes claims against vendors, sub-consultants, subcontractors and others as a reduction in costs when the contract establishes enforceability, and the amounts of recovery are reasonably estimable and probable. Reduction in costs is recognized at the lesser of the amount management expects to recover or costs incurred.

As of March 31, 2026, the Company had transaction price allocated to remaining performance for design and fit out projects amounting to $377,974 which is expected to the satisfaction of a performance obligation within 12 months from March 31, 2026 using an input measure method.

Project Management Services

The Company provides project management services as part of its comprehensive architectural design offerings. The performance obligation is identified as the delivery of these project management services to the customer. Given that the promises to be delivered under the contract constitute a single performance obligation, no allocation of the transaction price is required. The Company has concluded that its performance obligation in providing project management services meets the criteria for recognition over time under ASC 606-10-25-27(a). This criterion is met when the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it occurs. Revenue from project management services is recognized over time, evenly throughout the service period. The total contract price is determined at the inception of the contract and is allocated proportionally over the service period. This method ensures that revenue recognition reflects the continuous transfer of control of the services to the customer on a straight-line basis.

As of March 31, 2026, the Company had transaction price allocated to remaining performance for project management services projects amounting to $140,317, which is expected to the satisfaction of a performance obligation within 12 months from March 31, 2026 using an input measure method.

Application Services

The Company provides application services as part of its comprehensive architectural design offerings. The performance obligation is identified as the approval acquired. Given that the promises to be delivered under the contract constitute a single performance obligation, no allocation of the transaction price is required. The Company has determined that its performance obligation in providing application services meets the criteria for recognition at a point time under ASC 606, as control is transferred to the customer upon application approval acquired.

As of March 31, 2026, the Company had transaction price allocated to remaining performance for application services amounting to $30,401 which is expected to the satisfaction of a performance obligation within 12 months from March 31, 2026.

Design-only Services

The Company identifies the delivery of design-only services to the customer as the performance obligation in the contract. Since the promises under the contract constitute a single performance obligation, there is no requirement for an allocation of the transaction price. As a provider of professional architectural design services, the Company recognizes revenue based on the progress of its work over time, using an input method that reflects the continuous transfer of control to the customer and aligns with the Company’s right to bill as costs are incurred.

As of March 31, 2026, the Company had none transaction price allocated to remaining performance for design-only services projects which is expected to the satisfaction of a performance obligation within 12 months from March 31, 2026.

Revenue from Hearth Platform Services

The Company recognizes revenue from Hearth platform technology fees in accordance with ASC 606, Revenue from Contracts with Customers. Each Hearth Service Agreement is accounted for as a contract with a customer containing two distinct performance obligations: (i) initial platform setup, consisting of delivery of the platform architecture blueprint, API credentials, and the Token Configuration Interface; and (ii) smart contract deployment and platform integration. The transaction price is the fixed platform technology fee specified in the agreement and is not contingent on the success of any capital-raising activity, token sale, or token-holder return. Consideration received in cryptocurrency is measured at its U.S.-dollar equivalent on the date the customer obtains control of the related deliverable, consistent with the noncash-consideration guidance in ASC 606-10-32-21.

Revenue is recognized at the point in time at which control of each deliverable transfers to the client, evidenced by completion of the applicable contractual milestone. The Company has concluded that over-time recognition under ASC 606-10-25-27 is not appropriate because the client does not control an asset that is enhanced during the performance period and the Company does not have an enforceable right to payment for performance completed to date. Payments received in advance of satisfying a performance obligation are recorded as contract liabilities and recognized as revenue upon milestone completion.

Service Arrangement Settled in Digital Assets

During the year ended March 31, 2026, the Company, acting through its Hearth real world asset tokenization platform, entered into a Tokenization Agreement, dated March 31, 2026, with MD Queens Development LLC (or its designated special purpose vehicle) (the “Real World Asset”) to provide blockchain-based tokenization infrastructure and related technology services in connection with the Client’s mixed-use real estate development project located in Long Island City, New York. Under the Agreement, the Company is entitled to a non-refundable Platform Technology Fee of $15,000,000, payable in two equal installments and settleable in U.S. dollars or in cryptocurrency.

The consideration received constitutes noncash consideration under ASC 606. Noncash consideration is measured at the fair value of the consideration received at contract inception.

The Client elected to settle the first installment of the Platform Technology Fee through the transfer of 12,500,000 PropDeFi tokens (“PPDF”) on March 31, 2026. The PPDF received was issued by the customer and was established on March 25, 2026, shortly before the transfer to the Company. As of the date of receipt, the PPDF had not enough established trading history, was not traded in an active market, and was subject to significant liquidity restrictions. Based on these factors, the Company determined that the fair value of the noncash consideration received was not reliably measurable as of March 31, 2026.

Because the services had not been finished as of March 31, 2026 and the fair value of the noncash consideration was not reliably measurable, the Company has not recognized any revenue with respect to the Service Arrangement for the period. Consistent with its policy for consideration received in advance of performance, the Company recorded the arrangement as a contract liability; however, because the fair value of the consideration received could not be reliably measured, no contract liability and the related digital assets received were recorded as of March 31, 2026.

The Company will reassess the arrangement in subsequent periods. Revenue, and any associated remeasurement of the consideration received, will be recognized when (i) the related performance obligation is satisfied and (ii) the fair value of the consideration received becomes reliably measurable, such as upon the development of an active trading market for the PPDF or upon disposition. Any subsequent recognition could differ materially from the stated contract value, and the ultimate amount realized, if any, is subject to significant uncertainty.

The Company’s key revenues streams are as below:

	For the years ended March 31,
	2026	2025
Project Income
Design and fit-out	609,486	97,440
Others	107,399	104,567
Total	$716,885	$202,007

Warranty

The Company generally provides limited warranties for work performed under its contracts. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves for the years ended March 31, 2026 and 2025 because the Company’s historical warranty expenses were immaterial to the Company’s audited consolidated financial statements. As such, there were no warranty reserves recorded as of March 31, 2026 and 2025.

Contract Assets and Contract Liabilities

Projects with performance obligations recognized over time that have revenue recognized to date in excess of cumulative billings are reported on consolidated balance sheets as “Contract assets”. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined.

Contract assets have billing term with unconditional right to be billed beyond one year are classified as non-current assets.

Contract liabilities on uncompleted contracts represent the amounts of cash collected from clients, billings to clients on contracts in advance of work performed and revenue recognized and provisions for losses. The majority of these amounts are expected to be earned within twelve months and are classified as current liabilities.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of rent, insurance, utilities, and other customary operating expenses. All the costs are charged to operations when incurred. The Company recorded selling, general and administrative expenses of $1,445,961 and $369,991 for the years ended March 31, 2026 and 2025, respectively.

Advertising and Marketing Expenses

Advertising expenses primarily include costs related to online marketing, promotional materials, industry publications, and participation in design exhibitions and trade shows. The Company recorded advertising expense of $530,467 and $20,558 for the years ended March 31, 2026 and 2025, respectively.

Government Subsidies

Government subsidies primarily relate to non-recurring entitlements granted by the Hong Kong government pursuant to the Employment Support Scheme under the Anti-epidemic Fund. The Company recognizes government subsidies as other income when they are received because they are not subject to any past or future conditions. Government subsidies received and recognized as other income totaled $9,029 and $20,018 for the years ended March 31, 2026 and 2025, respectively.

Cost of Revenue

The Company’s cost of revenue is primarily comprised of the material, subcontracting labor and overhead costs. These costs are expenses as incurred.

Income Taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

The Company believes there were no uncertain tax positions as of March 31, 2026 and 2025, respectively. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months. The Company is not currently under examination by an income tax authority, nor has been notified that an examination is contemplated.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments resulting from the Company translating its consolidated financial statements from functional currency into reporting currency.

Earnings/(Loss) Per Share

The Company computes earnings/(loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS are computed by dividing income available to ordinary shareholders of the Company by the weighted average Ordinary Shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue Ordinary Shares were exercised and converted into Ordinary Shares, using the treasury stock method. Potentially dilutive securities include stock options, warrants, and convertible instruments. As of March 31, 2026 and 2025, there were no dilutive shares.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability, and the Company’s assets are mainly located in Hong Kong. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies - Loss Contingencies. In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant Risks

Currency Risk

The Group’s operating activities are transacted in HK$. Foreign exchange risk arises from future commercial transactions, recognized assets and liabilities and net investments in foreign operations. The Group considers the foreign exchange risk in relation to transactions denominated in HK$ with respect to US$ is not significant as HK$ is pegged to US$.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to the concentration of credit risks consist of cash and accounts receivable. The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates. The Company deposits its cash with financial institutions located in Hong Kong, U.S. and PRC. As of March 31, 2026 and 2025, $2,713,466 and $31,950 were deposited with financial institutions located in Hong Kong, U.S., and PRC. The Deposit Protection Scheme introduced by the Hong Kong Government insured each depositor at one bank for a maximum amount of US$63,776 (HK$500,000). Otherwise, these balances are not covered by insurance. Cash balances in bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount of US$ 250,000 per depositor, per insured bank. The Company believes that no significant credit risk exists as these financial institutions have high credit quality and the Company has not incurred any losses related to such deposits.

For the years ended March 31, 2026 and 2025, the Company’s assets were mainly located in Hong Kong and all of the Company’s revenue were derived from Hong Kong. For the year ended March 31, 2026, two customers accounted for approximately 83% and 12% of the Company’s total revenue. For the year ended March 31, 2025, two customers accounted for approximately 20% and 17% of the Company’s total revenue.

For the year ended March 31, 2026, one subcontractor accounted for approximately 98% of the Company’s total purchases. For the year ended March 31, 2025, one subcontractor accounted for approximately 54% of the Company’s total purchases.

Interest rate risk

Fluctuations in market interest rates may negatively affect the Company’s financial condition and results of operations. The Company is exposed to floating interest rate risk on cash deposit and floating rate borrowings, and the risks due to changes in interest rates is not material. The Company has not used any derivative financial instruments to manage the interest risk exposure.

Subsequent event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the audited consolidated financial statements are presented.

Recently issued accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025, for emerging growth companies, with early adoption permitted. The amendments should be applied prospectively however; retrospective application is also permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

NOTE 3. ACCOUNT RECEIVABLES, NET

Accounts receivable, net consisted of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Accounts receivable	$3,700	25,213
Less: allowance for doubtful accounts	-	(17,733)
Accounts receivable, net	$3,700	$7,480

The movement of allowance for doubtful accounts are as follows:

	March 31, 2026	March 31, 2025
Beginning balance	$17,733	-
Write-off	(17,733)	-
Addition	-	17,708
Exchange difference	-	25
Ending balance	$-	17,733

NOTE 4. CONTRACT ASSETS/(LIABILITIES)

Projects with performance obligations recognized over time that have revenue recognized to date in excess of cumulative billings are reported on the Company’s balance sheets as “Contract assets”. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined. Contract assets that have billing terms with unconditional rights to be billed beyond one year are classified as non-current assets.

Contract assets consisted of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Revenue recognized to date	$717,067	$54,113
Less: progress billings to date	(715,973)	(45,659)
Exchange difference	1,959	12
Contract assets	$3,053	$8,466
Contract assets, current	$3,053	$8,466

Contract liabilities consisted of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Billings in advance of performance obligation under contracts	$62,191	$131,564

Contract liabilities related to contracts are balances due to customers under contracts. This arises if a particular milestone payment exceeds the revenue recognized to date under the cost-to-cost method.

The movement in contract liabilities is as follows:

	March 31, 2026	March 31, 2025
Beginning Balance	$131,564	$101,718
Decrease in contract liabilities as a result of recognizing revenue during the period was included in the contract liabilities at the beginning of the period	(93,063)	(47,095)
Increase in contract liabilities as a result of billings in advance of performance obligation under contracts	24,320	76,343
Exchange difference	(630)	598
Ending Balance	$62,191	$131,564

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	March 31, 2026	March 31, 2025
Equipment	3,866	-
Hardware	992,996	-
Less: accumulated depreciation	(99,878)	-
Property, plant and equipment, net	$896,984	$-

During the years ended March 31, 2026 and 2025, the Company incurred depreciation expense of $99,878 and none, respectively.

NOTE 6. INTANGIBLE ASSETS

On May 23, 2025, the Company entered into a Co-Development Agreement with Alan to AI Consultancy Co. Limited (“the Contractor”) for the co-development of the Acquired IP. This system is an AI software designed for architecture design and automated generation of structural and MEP (Mechanical, Electrical, and Plumbing) construction drawings. Under the agreement, while the core QikBIM system intellectual property (IP) initially remains with the Contractor, the Company secures a perpetual, irrevocable, worldwide, royalty-free license to use, modify, and distribute the software, including access to its source code. Crucially, the Company holds exclusive rights for the use, management, and operation of the system in North America and Hong Kong for five years from final completion, after which the license becomes non-exclusive globally. Furthermore, the Company has an option, exercisable within three years of final completion, to either purchase the IP rights for the North American and Hong Kong version of the system or acquire equity in the Contractor (“the Option”). All development fees paid by the Company will be converted towards the acquisition cost if this option is exercised. The total contractual consideration for the acquisition was $14,993,500. Due to foreign currency translation at the applicable exchange rate on the reporting date, as further detailed in Note 2 (Foreign Currency Translation), the recorded amount in the financial statements is $14,995,881.

On March 31, 2026, the Company entered into an Intellectual Property Assignment and Co-Ownership Agreement with Alan To AI Consultancy Co. Limited, pursuant to acquire a 50% undivided co-ownership interest in certain intellectual property relating to the QikBIM system, including rights relating to the United States and Hong Kong standards adaptation and commercialization versions thereof (the “Acquired IP”). The aggregate purchase price for the Acquired IP is $17,500,000. Prior payments made by the Company to the Contractor in the aggregate amount of $11,994,800 have been credited against the purchase price. Due to foreign currency translation at the applicable exchange rate on the reporting date, the recorded amount in the financial statements is $16,002,793.

As of March 31, 2026, $5,505,676 (HK$43,147,932) remained unpaid and is recorded within accrued liabilities on the consolidated balance sheet.

Intangible assets consisted of the following at each balance sheet date:

Costs:	March 31, 2025	Additions	Disposal	March 31, 2026
Artificial intelligence software	-	17,502,381	-	17,502,381
Blockchain Application Development	-	70,000	-	70,000
Total	-	17,572,381	-	17,572,381
Accumulated amortization:
Artificial intelligence software	-	(1,499,588)	-	(1,499,588)
Blockchain Application Development	-	(700)	-	(700)
Total	-	(1,500,288)	-	(1,500,288)

Carrying amounts	-	16,072,093	-	16,072,093

Amortization of the intangible asset during the years ended March 31, 2026 and 2025, was $1,500,288. No intangible assets or amortization is booked as of March 31, 2025 and for the year ended March 31, 2025.

Artificial intelligence software initially recognized under the May 23, 2025 Co-Development Agreement were recorded at $14,995,881. On March 31, 2026, the Company entered into an Intellectual Property Assignment and Co-Ownership Agreement with the Contractor, which amended, restated and superseded the license-and-option arrangement under the Co-Development Agreement. As a result, the Company derecognized the $14,995,881 of intangible assets previously recognized under the Co-Development Agreement; and the newly acquired 50% co-ownership interest in the Acquired IP at $17,502,381, reflecting translation from the Company’s functional currency at the applicable exchange rates. No revenue related to QikBIM has been generated for the year ended March 31, 2026.

The future amortization of the intangible asset is as follows:

Year Ending March 31,	Amount
2027	$3,214,559
2028	3,214,559
2029	3,214,559
2030	3,214,559
2031	3,213,857
Total Intangible Asset Amortization	$16,072,093

NOTE 7. ACCRUED LIABILITIES

As of March 31, 2024 and 2025, accrued liabilities were comprised of the following:

	March 31, 2026	March 31, 2025
System migration services	360,900	-
Intangible assets purchase	5,505,676	-
Professional fees for legal and accounting services	123,287	-
Payroll liabilities	33,261	-
Other short-term liabilities	20,222	2,182
Total accrued liabilities	$6,043,346	$2,182

NOTE 8. RELATED PARTIES TRANSACTIONS

As of March 31, 2026 and 2025, the Company had amounts due to related parties of $286,160 and $48,462, respectively. This amount includes consulting fees payable to the Directors, project expenses, office administration and general expenses paid by the Director on behalf of the Company. The amounts due are non-interest bearing, unsecured and have no fixed repayment terms.

On April 28, 2025, the Company entered into a service agreement (the “Agreement”) with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide professional services regarding compliance with U.S. GAAP and SEC rules. As consideration for these services, the Company issued 200,000 shares of its Class A Ordinary Shares to Greentree. The service fees were considered fully earned upon the execution of the Agreement. The Company recognized stock-based compensation expense based on the fair value of the shares at $4.00 per share, referencing the offering price on May 19, 2025, the date the Company’s shares commenced trading. Accordingly, the Company recognized stock-based compensation expense of $800,000 related to this grant during the period ended December 31, 2025. On December 18, 2025, the Company and Greentree entered into an amendment to the Agreement (the “Addendum”). Under the terms of the Addendum, the Company agreed to issue an additional 350,000 shares of Class A Ordinary Shares to Greentree as a professional service fee. These shares were issued and vested immediately upon the signing of the Addendum. Accordingly, the Company recognized share-based compensation expense of $220,500 (the shares were valued at $0.63 per share based on the closing market price on the date of issuance) related to this grant during the year ended March 31, 2026.

On April 2, 2024, the Company entered a $600,000 bridge loan agreement with Precursor Capital Limited (“Precursor”). The loan bears interest at an annual rate of 12% and is intended exclusively to cover the expenses related to the proposed listing, convertible into 600,000 Class A Ordinary Shares at a conversion price of $1 per share upon the election of conversion. On September 12, 2024, the loan was converted at the conversion price of $1 per share and 600,000 Class A Ordinary Shares were issued to Precursor Capital Limited. Simultaneously, the accrued interest of $32,153 was forgiven. For the year ended March 31, 2025, the total amount of offering costs and other general and administrative expenses incurred amounted to $520,547 which will be paid through the loan proceeds. The remaining balance of $79,453, which was not utilized for expenses, will be either paid in cash by Precursor to the Company or otherwise transferred in accordance with the terms of the agreement. As of March 31, 2026, the remaining balance was $0. With over payment of $392, total $79,845 was booked into equity for the year ended March 31, 2026.

On October 29, 2025, the Company entered into purchase agreement (the “PIPE Purchase Agreement”) with a group of institutional investors (collectively, the “Buyers”), providing for the issuance and sale, in multiple closings, of up to $50,000,000 in stated value of the Company’s newly authorized Series A Preferred Shares. Each share of Series A Preferred has a stated value of $1,000 and is convertible into Ordinary Shares of the Company (“Ordinary Shares”) in accordance with the related Certificate of Designations. The Initial Closing under the PIPE Purchase Agreement provided for the issuance of $1,500,000 in stated value of Series A Preferred, with subsequent closings providing for $500,000 (Second Closing), $4,000,000 (Third Closing) and up to the program maximum in one or more Additional Closings. One of the Buyers under the PIPE Purchase Agreement is TriCore Foundation, LLC (“TriCore”), which is identified in the PIPE Purchase Agreement as the “Affiliate Buyer.” During the year ended March 31, 2026, the Company received gross proceeds of $2,700,000 from TriCore under the PIPE Purchase Agreement for 3,000 shares of Series A Preferred Shares. On March 27, 2026, TriCore converted the 3,000 shares of Series A Preferred Shares into Class A Ordinary Shares. As of March 31, 2026, TriCore held 9,270,965 Class A Ordinary Shares and 0 Series A Preferred Shares.

On August 30, 2024, the Company entered into an Executive Employment Agreement with Mr. Li Hsien Wong, the Chief Executive Officer. The agreement became effective on May 15, 2025 (the “Effective Date”), coinciding with the effectiveness of the Company’s registration statement on Form F-1. Pursuant to the agreement, Mr. Wong is entitled to an annual equity grant of 100,000 Class A Ordinary Shares. For the calendar year 2025, Mr. Wong will receive an initial grant pro-rated for the period from the Effective Date through December 31, 2025. Subsequent annual grants of 100,000 Class A Ordinary Shares are scheduled to be awarded on January 1 of each year during the employment period, subject to continued employment. For the initial grant awarded on the Effective Date, the Company determined the grant date fair value to be $4.68 per share, based on the market closing price on May 21, 2025. Accordingly, the Company recognized share-based compensation expense of $535,520 related to this grant during the year ended March 31, 2026.

On December 30,2025, the Company executed the purchase agreement with FNHK Inc., CP COWORK LIMITED and R-OPUS Inc (“the Purchaser”). As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc, a par value of US$0.001 each.

The Company issued 1,500 Preferred Shares to Greentree Financial Group, Inc. (“Greentree”) for net proceeds of $1,300,000.

On February 26, 2026, the Company received net proceeds of $ 227,237 for the Third Preferred Shares of the Securities Purchase Agreement from Greentree. The proceeds were recorded as liabilities to be settled in 300 shares of convertible redeemable preferred shares within current liabilities in the consolidated balance sheet as of March 31, 2026. 300 shares were issued on February 24, 2026.

On March 30, 2026, Greentree elected to convert 420 shares of Series A Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted preferred shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 1,412,023 Class A Ordinary Shares upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted preferred shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital).

As noted in note 2, the Company had restricted cash of $1,680,000 held in a non-interest-bearing escrow account maintained by Finuvia LLC, an affiliate of Precursor Capital Limited, the Company’s shareholder. During the year ended March 31, 2026, the Company entered into a service agreement with Finuvia LLC to explore the Japan market, for a total amount of $200,000, and a financial advisory service agreement for a monthly fee of $20,000.

NOTE 9. LOAN PAYABLE

On October 5, 2023, the Company borrowed a 10-years term loan of $475,434 (HK$3,697,002) as working capital at an annual interest rate of Hong Kong Prime Lending Rate minus 2.25% per annum under the loan agreement with HSBC (Hong Kong) signed on October 13, 2023. Repayments are to be made on a monthly basis throughout the term of the loan. The loan was under the SME Financing Guarantee Scheme (“Scheme”), the Scheme was launched on January 1, 2011 by The Hong Kong Mortgage Corporation Limited (“HKMC”), to ease the cash flow problems of Enterprises adversely affected by the outbreak of COVID-19, a Special 100% Loan Guarantee would be introduced under the Scheme. The loans under the Special 100% Loan Guarantee are fully guaranteed by the Hong Kong Government at a concessionary low-interest rate.

On January 2, 2025, due to a general decline in the market lending rate, the applicable annual interest rate was automatically adjusted by the lender from 3.125% to 3.000% pursuant to the original loan agreement. As of March 31, 2026, a principal payment of $3,317 had been made, reducing the outstanding loan balance to $470,249.

Loan payable is as follows as of March 31, 2026 and 2025:

	Interest rate	March 31, 2026	March 31, 2025
HSBC (Hong Kong) - 100% Guarantee Loan	3.000%	$470,249	$473,566

Less: current portion of long-term bank borrowings		(22,192)	(378)
Non-current portion of long-term bank borrowings		$448,057	$473,188

Interest expense pertaining to the above bank borrowings for the years ended March 31, 2026 and 2025 amounted to $13,725 and $44,875, respectively.

Maturities of the loan payable were as follows:

As of March 31
2027	$22,192
2028	46,985
Thereafter	401,072
Total loan payables	$470,249

NOTE 10. LEASE

The Company leases office space in Hong Kong under a non-cancelable operating lease agreement executed on June 26, 2023, with a term ending August 15, 2025. This lease has been extended to end on August 17, 2027.

In April 2024, the Company entered two additional non-cancelable operating lease agreements for office spaces located in Rolling Hills Estates, California. The first lease commenced on April 10, 2024, and expired on November 30, 2025. The Company has renewed the lease agreement with leasing period from December 1, 2025 to December 31, 2026. The second lease began on April 22, 2024, and was terminated on April 30, 2025. This has been extended to October 30, 2026. In November 2024, the Company entered another lease for office space in Rolling Hills Estates, which commenced on November 11, 2024, and will expire on December 31, 2025 and this lease has been extended to December 31, 2026.

On December 26, 2025, the Company entered an operating lease agreement for its office in Guangzhou, PRC. The lease will be expired on December 25, 2026.

The balances for the operating leases where the Company is the lessee are presented within the balance sheets as follows:

	As of March 31, 2026	As of March 31, 2025
Operating leases:
Operating lease right-of-use assets	$635,622	$37,999

Operating lease liabilities, current	$164,391	$38,109
Operating lease liabilities, noncurrent	454,404	-
Total operating lease liabilities	$618,795	$38,109

Weighted average remaining lease term (in years)	4.52	0.43
Weighted average discount rate (%)	3.63%	3.63%

The components of lease expenses for the years ended March 31, 2026 and 2025 were as follows:

	For the years ended March 31,
	2026	2025
Operating lease cost	$110,324	$73,351
Cost of other leases with period less than one year and variable lease costs	3,906	6,664

Total lease expenses	$114,230	$80,015

Weighted average discount rate (%)	3.63%	3.63%

Supplemental cash flow information related to leases for the years ended March 31, 2026 and 2025 were as follows:

	For the years ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$114,230	$80,015
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligation:	$662,368	$82,402

As of March 31, 2026, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

As of March 31,	Operating Lease
2027	$183,904
2028	126,973
2029	117,382
2030	117,382
2031	127,163
Total lease payments	672,804
Less: Imputed interest	(54,009)
Present value of lease liabilities	$618,795
Less: current portion	(164,391)
Lease obligations, noncurrent	454,404

As of March 31, 2025, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

As of March 31,	Operating Lease
2026	$38,566
Total lease payments	38,566
Less: Imputed interest	(457)
Present value of lease liabilities	$38,109
Less: current portion	(38,109)
Lease obligations, noncurrent	$-

NOTE 11. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A Ordinary Shares and 20,000,000 Class B Ordinary Shares, both with a par value of $0.001 per share. As of March 31, 2026 and 2025, the Company had 25,430,128 and 9,611,111 Class A Ordinary Shares issued and outstanding, respectively.

In July 2024, Wong Li Hsien, OFA HK’s previous shareholder, sold 17,500 Class A Ordinary Shares of OFA HK to FNHK Inc. and 32,500 shares to R-Opus Inc., while Chong Wai Wong, OFA HK’s previous shareholder, sold 17,500 Class A Ordinary Shares of OFA HK to CP COWORK LIMITED and 32,500 shares to R-Opus Inc. Following the completion of the transactions, FNHK Inc., R-Opus Inc. and CP COWORK LIMITED became the new shareholders of OFA HK.

In August 2024, OFA Group was incorporated in the Cayman Islands and became the holding company pursuant to the Reorganization described in Note 1. In connection with the Reorganization, 50,000,000 authorized shares of OFA were designated as Class A Ordinary Shares. Each ordinary share has $0.001 par value and is entitled to one vote. Upon the Reorganization, on August 24, 2024, OFA issued an aggregate of 7,711,111 Class A Ordinary Shares to shareholders of OFA HK in exchange for respective equity interests that they held in OFA HK immediately before the Reorganization. Share data have been retrospectively restated to give effect to the reorganization that is discussed in Note 1.

On April 2, 2024, the Company entered a $600,000 bridge loan agreement with Precursor Capital Limited (“Precursor”) to finance expenses related to the proposed listing. The loan bears interest at an annual rate of 12% and was convertible into 600,000 Class A Ordinary Shares at a conversion price of $1 per share upon the election of conversion. On September 12, 2024, Precursor elected to convert the full outstanding principal of $600,000, and 600,000 Class A Ordinary Shares were issued. For the year ended March 31, 2025, the total amount of offering costs and other general and administrative expenses incurred amounted to $520,547 which will be paid through the loan proceeds. The remaining balance of $79,453, which was not utilized for expenses, will be either paid in cash by Precursor to the Company or otherwise transferred in accordance with the terms of the agreement. As of March 31, 2026, the remaining balance was $0. With over payment of $392, total $79,845 was booked into equity for the year ended March 31, 2026.

Share-based Compensation

On March 25, 2024, the Company also entered into agreements with certain consultants and advisors for services provided in connection with the Company’s initial public offering. Under the terms of these agreements, on September 25, 2024, the Company issued an aggregate of 1,300,000 Class A Ordinary Shares as consideration for advisory and consulting services rendered. The fair value of these Class A Ordinary Shares was determined to be $0.066 per share, as valued by an independent third party using the income approach. Based on this fair value, the total share-based compensation recognized amounted to $85,800.

For the year ended March 31, 2026, a total of 550,000 shares were issued for professional service. Please refer to Note 14 for more information.

IPO

On May 22, 2025, the Company completed its IPO of 3,750,000 Ordinary Shares, par value $0.001 per share, at a public offering price of $4.00 per share, resulting in gross proceeds of approximately $15.0 million, before underwriting discounts and offering expenses. In connection with the IPO, the underwriters exercised their over-allotment option in full to purchase an additional 562,500 Class A Ordinary Shares, par value $0.001 per share, at the public offering price of $4.00 per share. The over-allotment option exercise closed on June 5, 2025. Deferred offering costs of $266,028 were offset against the proceeds from the IPO.

Series A Preferred Shares Conversion

On March 30, 2026, Greentree elected to convert 420 shares of Series A Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted preferred shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 1,412,023 Class A Ordinary Shares upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted preferred shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital). As of March 31, 2026, Greentree held 1,762,023 Class A Ordinary Shares and 1,080 Series A Preferred Shares.

On March 27, 2026, TriCore elected to convert 3,000 Preferred Shares (aggregate stated value of $3,300,000, reflecting a 110% multiplier) into 9,270,965 Class A Ordinary Shares at a conversion price of $0.35595 per share. The Ordinary Shares were issued in certificated form to TriCore. As of March 31, 2026, TriCore held 9,270,965 Class A Ordinary Shares and 0 Series A Preferred Shares.

Atsion Opportunity Fund LLC Agreement

On July 14, 2025, the Company entered into the Purchase Agreement (the “Atsion Purchase Agreement”) with Atsion Opportunity Fund LLC – Series 1 (“Atsion”), pursuant to which the Company have the right, but not the obligation, to sell up to $100,000,000 (which may be increased to $200,000,000 upon mutual agreement by us and Atsion) of Class A Ordinary Shares, to Atsion, subject to the terms and conditions set forth therein. In furtherance of the Equity Facility, the Company and Atsion also entered into a related Registration Rights Agreement pursuant to which the Company have agreed to register for resale on a registration statement on Form S-1 the Class A Ordinary Shares issuable to Atsion pursuant to the Equity Facility.

In consideration for entering into the Purchase Agreement, the Company have agreed to issue Atsion 250,000 Commitment Shares. If the aggregate value of the Commitment Shares, as determined pursuant to the Purchase Agreement, is less than $1,000,000, then the Company have agreed to pay Atsion the difference in cash. The Company have also agreed to reimburse Atsion for certain expenses. On March 24, 2026, the Company issued 250,000 Commitment Shares to Atsion in partial satisfaction of the Commitment Fee. In accordance with the terms of the Purchase Agreement, the Commitment Shares were valued at $0.4113 per share — the volume-weighted average price of the Company’s Ordinary Shares over the five trading days immediately preceding the effective date of the related registration statement — for an aggregate value of $102,825. Because the value of the Commitment Shares issued was less than the $1,000,000 Commitment Fee, the remaining unpaid balance of $897,175 was recorded as a commitment fee payable within current liabilities in the consolidated balance sheet as of March 31, 2026.

The remaining Commitment Fee is payable in accordance with a Conditional Waiver of Covenant dated March 25, 2026 (the “Waiver”), under which the Company and the Atsion agreed to a payment schedule consisting of: (i) $350,000 due within five days following the effective date of the registration statement; (ii) $300,000 due on the three-month anniversary of the effective date; and (iii) the remaining balance due on the six-month anniversary of the effective date. If the Company fails to make any scheduled payment when due, the entire unpaid balance becomes, at Atsion’s election, immediately due and payable, together with liquidated damages accruing at 1% of the Commitment Fee per day.

On June 3, 2026, the Company and Atsion entered into Amendment No. 1 to the Waiver, granting the Company the right, upon a payment default, to settle all or any portion of the unpaid balance by issuing Ordinary Shares (“Default Shares”) in a number equal to the unpaid amount divided by the volume-weighted average price of the Ordinary Shares on the trading day immediately preceding issuance, subject to a cap of 3,000,000 shares. In connection therewith, the Company delivered irrevocable instructions to its transfer agent reserving 3,000,000 Ordinary Shares for potential issuance as Default Shares and agreed to file an amended registration statement on Form S-1 registering such shares.

Class B Ordinary Shares

On November 24, 2025, the Company held an extraordinary general meeting of shareholders (the “EGM”). The Company’s shareholders approved the following proposals:

(i) Proposal 1: As an ordinary resolution, to increase the Company’s authorized share capital from US$50,000 divided into 50,000,000 Ordinary Shares of a par value of US$0.001 each, to US$320,000 divided into 320,000,000 Ordinary Shares of a par value of US$0.001 each;

(ii) Proposal 2: As an ordinary resolution, subject to the approval of Proposal 1 by the shareholders, to amend the authorized share capital of the Company by (i) re-classifying and re-designating 120,000,000 Ordinary Shares as 100,000,000 Class A Ordinary Shares, par value US$0.001, each with one vote per share and 20,000,000 Class B Ordinary Shares, par value US$0.001 each, with 25 votes per share. The current issued and outstanding 14,123,611 Ordinary Shares of par value of US$0.001 each be and are re-classified and re-designated as Class A Ordinary Shares; and (ii) re-classify the remaining 200,000,000 shares as undesignated shares of a par value of US$0.001 (the “Un-designated Shares”) each, of such class or classes, however designated, as the board of directors may determine in accordance with the amended and restated memorandum and articles of association of the Company (the “Re-designation of Shares”), such that, immediately following the Re-designation of Shares, the authorized share capital of the Company shall be US$320,000 divided into 320,000,000 shares comprising (i) 100,000,000 Class A Ordinary Shares; (ii) 20,000,000 Class B Ordinary Shares; and (iii) 200,000,000 Un-designated Shares;

(iii) Proposal 3: As a special resolution, subject to the approval of Proposal 1 and Proposal 2 by the shareholders, to amend and restate the Company’s amended and restated memorandum and articles of association (the “M&A”) by the deletion in their entirety and to approve and adopt the substitution in their place of the second amended and restated memorandum and articles of association (the “Second M&A”), with immediate effect in substitution for and to the exclusion of the M&A;

(iv) Proposal 4: As an ordinary resolution, subject to the approval of Proposals 1 – 3 by the shareholders, to issue 20,000,000 Class B Ordinary Shares each in the capital of the Company to FNHK Inc., CP COWORK LIMITED and R-OPUS Inc. at par value each, for an aggregate consideration of US$20,000.00; On December 30,2025, the Company executed the purchase agreement with FNHK Inc., CP COWORK LIMITED and R-OPUS Inc (“the Purchaser”). As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc.

(v) Proposal 5: As an ordinary resolution, (i) the Company be authorized to enter into, execute, deliver and perform all obligations under the Securities Purchase Agreement, the Certificate of Designations of Series A Preferred Shares, par value UD$0.001 per share (the “CoD”) and the Registration Rights Agreement (the “RRA,” and together with the Purchase Agreement and the CoD, the “Transaction Documents”), in each case substantially in the forms presented to the shareholders; (ii) the Company is authorized to issue and sell up to 50,000 Series A Preferred Shares, having an aggregate stated value of up to US$50,000,000, pursuant to and in accordance with the Transaction Documents (the “Private Placement” or the “Facility”); (iii) any Director and/or officer of the Company be authorized and directed to negotiate, execute and deliver all agreements, documents and instruments necessary or desirable to establish, maintain and draw upon the Private Placement; (iv) any Director and/or officer be authorized to take all such actions (including issuance of Preferred Shares under the authorized Un-designated Shares, determining the rights attached to these preferred shares and submission of Registration Statement with the U.S. Securities and Exchange Commission) as may be necessary or appropriate in connection with the Facility and the Private Placement; (v) the Facility will be subscribed for up to US$18,000,000 by Greentree Financial Group, Inc.; and (v) the Facility will be subscribed for up to US$32,000,000 by TriCore Foundation, LLC. The beneficial owners of TriCore Foundation, LLC are the three founder shareholders and affiliates of the Company: (A) Li Hsien Wong, (B) Wai Wong Chong, and (C) R-Opus, Inc.;

(vi) Proposal 6: As an ordinary resolution, to establish and maintain a digital asset treasury for the purpose of holding, managing and investing in digital assets including cryptocurrencies and blockchain-based assets; and

(vii) Proposal 7: As an ordinary resolution, to adjourn the EGM to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the EGM, there are not sufficient votes to approve any other proposal(s).

On December 30,2025, the Company executed the purchase agreement with FNHK Inc., CP COWORK LIMITED and R-OPUS Inc (“the Purchaser”). As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc, a par value of US$0.001 each.

As of March 31, 2026 and 2025, the Company had 20,000,000 and no Class B Ordinary Shares issued and outstanding, respectively.

Series A Preferred Shares — Mezzanine Equity

On October 29, 2025, the Company entered into a PIPE Purchase Agreement with institutional investors to sell up to $50,000,000 in stated value of Series A Preferred Shares (“Preferred Shares”) across multiple closings at $900 per share (stated value $1,000). Preferred Shares have 12% cumulative dividends (default rate 15%); conversion at holder’s option at the lesser of $1.00 (Fixed) or 90% of lowest VWAP over 10 trading days (Variable), floor price $0.20; Company Optional Redemption at 120% of Conversion Amount; Holder Put Right upon uncured Triggering Event at 110% of Conversion Amount; Fundamental Transaction Redemption at 110%; and no voting rights. The Company issued 1,500 Preferred Shares to Greentree Financial Group, Inc. (“Greentree”) for net proceeds of $1,300,000 and 3,000 Preferred Shares to TriCore for net proceeds of $2,700,000.

On February 26, 2026, the Company received net proceeds of $ 227,237 from Greentree for the Third Preferred Shares of the PIPE Purchase Agreement. The proceeds were recorded as liabilities to be settled in 300 shares of convertible redeemable preferred shares within current liabilities in the consolidated balance sheet as of March 31, 2026. 300 shares were issued on February 24, 2026.

On March 27, 2026, TriCore Foundation LLC submitted a Notice of Conversion pursuant to the Certificate of Designations of Series A Preferred Shares of the Company. TriCore elected to convert 3,000 Preferred Shares (aggregate stated value of $3,300,000, reflecting a 110% multiplier) into 9,270,965 Class A Ordinary Shares at a conversion price of $0.35595 per share. 9,270,965 Class A Ordinary Shares were issued to TriCore. No cash proceeds were received by the Company in connection with the conversion.

On March 30, 2026, Greentree elected to convert 420 shares of Series A Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted preferred shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 1,412,023 Class A Ordinary Shares upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted preferred shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital).

Attributes of Series A Preferred Shares include but are not limited to the following:

Ranking. The Series A Preferred Shares, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all other classes of shares of the Company, unless the Required Holders (as defined in the Certificate of Designations) consent to the creation of other class of shares in the Company that is senior or equal in rank to the Series A Preferred Shares.

Dividends. The holders of Series A Preferred Shares will be entitled to a 12% per annum dividends. The dividends will be payable to each record holder of the Series A Preferred Shares in cash or in shares of Class A Ordinary Shares or any combination thereof. The Company may, at its option, under certain circumstances, capitalize the dividend by increasing the stated value of the Series A Preferred Shares or elect a combination of the capitalized dividend and a payment in dividend shares. If a Triggering Event (defined below) is continuing, the dividend rate increases to the default rate specified in the Certificate of Designations until cured. If equity conditions are not satisfied for payment in shares on a given dividend date (and the applicable holder does not waive), dividends are capitalized (or paid in cash if expressly provided).

Triggering Events. The Certificate of Designations contains triggering events (each, a “Triggering Event” including certain Bankruptcy Triggering Event (as defined therein)), including but not limited to: (i) failure of a registration statement for the shares of Class A Ordinary Shares underlying to be maintained effective; (ii) the suspension from trading or the failure to list the Class A Ordinary Shares within certain time periods; (iii) failure to declare or pay any dividend when due; (iv) the occurrence of any default under, redemption of or acceleration prior to maturity above agreed thresholds, (v) the Company’s failure to cure a conversion failure of failure to deliver shares of the Class A Ordinary Shares upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Series A Preferred Shares, and (vi) bankruptcy or insolvency of the Company.

From and after the occurrence and during the continuance of any Triggering Event, the Dividend Rate in effect shall automatically be increased to the Default Rate of (i) 15% per annum.

Triggering Event Redemption Right. Upon the occurrence and continuance of and Triggering Event, and following the expiration of any applicable cure period, a Holder has the right, exercisable at its option by written notice to the Company to redeem all or any portion of such Holder’s outstanding stated value of the Preferred Shares for cash. Upon notice, the Company shall immediately redeem in cash all amounts due under the Series A Preferred Shares at a redemption price equal to 110% of the Conversion Amount (as defined in the Certificate of Designations).

Voting Rights. The holders of the Series A Preferred Shares shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Class A Ordinary Shares, except as provided in the Certificate of Designations (or as otherwise required by applicable law).

The Series A Preferred Shares was accounted for as Mezzanine Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity.

As of March 31, 2026, the stock close price was $0.5080. The Company received a Nasdaq minimum bid price deficiency notice on December 17, 2025, with a compliance deadline of June 9, 2026. For the periods that management determined it was probable that the Preferred Shares would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. For all the reporting periods through March 31, 2026, all Preferred Shares were recognized at their maximum redemption value.

During the years ended March 31, 2026 and 2025, the Company recognized $637,894 and nil, respectively, in accretion of the Preferred Shares to redemption value within mezzanine equity on the consolidated balance sheets. During the years ended March 31, 2026 and 2025, the Company recognized $76,500 ($49,077 converted) and nil, respectively, for dividends on Series A Preferred Shares on the consolidated balance sheets.

Conversion of Series A Preferred Shares

L&H, holders of the Company’s Series A Preferred Shares, $0.001 par value per share, elected to convert a portion of their holdings into Class A Ordinary Shares in accordance with the Certificate of Designations, as follows:

On March 26, 2026, 110 shares of Series A Preferred Shares (aggregate stated value of $111,393, reflecting the 110% multiplier, and an aggregate conversion amount of $122,026 inclusive of accrued dividends) were converted at a conversion price of $0.356 ($0.3622 on the dividend portion) into 373,601 Class A Ordinary Shares.

On March 31, 2026, 150 shares of Series A Preferred Shares (aggregate stated value of $151,900, reflecting the 110% multiplier, and an aggregate conversion amount of $152,533 inclusive of accrued dividends) were converted at a conversion price of $0.3622 ($0.3625 on the dividend portion) into 463,117 Class A Ordinary Shares.

In the aggregate, 260 shares of Series A Preferred Shares were converted into 836,718 Class A Ordinary Shares. The conversions were effected pursuant to the terms of the Certificate of Designations and generated no cash proceeds to the Company. No Class A Ordinary Shares have been issued yet as of March 31, 2026.

Real World Asset Tokenization Service Agreement with MD Queens Development LLC

On March 31, 2026, the Company, acting through its Hearth real world asset tokenization platform, executed a Real World Asset Tokenization Agreement with MD Queens Development LLC (or its designated special purpose vehicle) to provide blockchain-based tokenization infrastructure and related technology services in connection with a mixed-use real estate development project located in Long Island City, New York, in consideration for a non-refundable Platform Technology Fee of $15,000,000 payable in two equal installments. The Company commenced performance under the agreement during the year ended March 31, 2026, and received the first installment, representing 50% of the Platform Technology Fee. Real World Asset elected to settle the first installment of the Platform Technology Fee through the transfer of 12,500,000 PPDF tokens on March 31, 2026. As the related tokenization performance obligation had not been satisfied as of March 31, 2026, the consideration received was recorded as contract liabilities and was not recognized as revenue in the current period. Substantive delivery of the platform services, and recognition of the associated revenue, is expected to occur during the fiscal year ending March 31, 2027.

NOTE 12. BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share have been calculated in accordance with ASC 260 on computation of loss per share for the years ended March 31, 2026 and 2025 are calculated as follows:

	For the years ended March 31,
	2026	2025
Class A Ordinary Shares
Net loss attributable to the Class A ordinary shareholders, basic and diluted	(8,737,210)	(714,680)
Weighted average shares outstanding, Class A Ordinary Shares	13,564,148	8,689,741
Basic and diluted net loss per share, Class A Ordinary Shares	$(0.64)	$(0.08)

Class B Ordinary Shares
Net loss attributable to the Class B ordinary shareholders, basic and diluted	-	-
Weighted average shares outstanding, Class B Ordinary Shares	2,977,169	-
Basic and diluted net loss per share, Class B Ordinary Shares	-	-

NOTE 13. INCOME TAXES

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends by the Company in the Cayman Islands to its shareholders, no Cayman Islands withholding tax will be imposed.

Hong Kong

In accordance with the relevant tax laws and regulations of Hong Kong, a company registered in Hong Kong is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. With effect from the year of assessment of 2018/2019, Hong Kong profit tax rates are 8.25% on assessable profits up to $ 255,102 (HK$2,000,000), and 16.5% on any part of assessable profits over $ 255,102 (HK$2,000,000). No income tax expense was recognized for the year as the Company maintained a full valuation allowance against its deferred tax assets. Accordingly, there was no current income tax expense incurred in Hong Kong due to the valuation allowance.

U.S.

The Company’s subsidiary OFA Financial was incorporated in Delaware and is treated as United States corporations for US federal income tax purposes per the Internal Revenue Code (US) and are thereby subject to federal income tax on its worldwide income. The applicable U.S. federal corporate income tax rate is 21%. The Company is exempt from Delaware state corporate income tax as it does not conduct business within the state of Delaware, though it remains subject to the annual Delaware franchise tax.

The Company’s subsidiary Office for Fine Architecture, Inc. was incorporated in California and is treated as a United States corporation for US federal income tax purposes per the Internal Revenue Code (US) and are thereby subject to federal income tax on its worldwide income at a statutory rate of 21%. In addition, Office for Fine Architecture, Inc. is subject to California state corporate tax laws and, if it conducts business or has income sourced to California, is generally subject to California corporation tax and applicable California franchise tax obligations.

PRC

Guangzhou Zhiyi Consulting Services Co., Ltd. is governed by the income tax laws of the PRC and the income tax provisions in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIEs”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on a case-by-case basis.

The income tax provision consisted of the following:

For the years ended March 31,
	2026	2025
Current
U.S.	$-	$-
Cayman	-	-
PRC	66	-
Hong Kong	-	-
Deferred
U.S.	-	-
Cayman	-	-
PRC	-	-
Hong Kong	-	-
Provision for income taxes	$66	$-

The Company measures deferred tax assets and liabilities based on the difference between the audited consolidated financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows as of March 31, 2026 and 2025:

Deferred tax assets:	As of March 31, 2026	As of March 31, 2025

Net operating loss carryforwards	$239,019	$95,049
Total deferred tax assets	239,019	95,049
Less: valuation allowance	(239,019)	(95,049)
Deferred tax assets, net	$-	$-

There was no income tax payable as of March 31, 2026 and 2025.

As of March 31, 2026, the Company had accumulated net operating loss carryforwards with an indefinite carry-forward period of approximately $9,043,802.

The following table reconciles statutory rates to the Company’s effective tax:

	For the years ended March 31,
	2026	2025
Profit (loss) before income taxes	$(8,022,749)	$(714,680)
Income taxes computed at statutory tax rate	(184,841)	(59,888)
Reconciling items:
Change in valuation allowance	184,775	59,888
Income tax expense	$(66)	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the years ended March 31, 2026 and 2025. The Company also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2026.

NOTE 14. SHARE-BASED COMPENSATION

On September 25, 2024, the Company issued 1,300,000 Class A Ordinary Shares for professional services provided for the initial public offering. The total fair value of the shares issued was $85,800, based on a fair value of $0.066 per share as determined by an independent third party. The following table summarizes the key assumptions used to determine the fair value of the awards:

Fair value per share	0.066
Discount rate (after tax)	15%
Discount for lack of marketability (“DLOM”)	28%

On April 28, 2025, the Company entered into a service agreement (the “Agreement”) with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide professional services regarding compliance with U.S. GAAP and SEC rules. As consideration for these services, the Company issued 200,000 shares of its Class A Ordinary Shares to Greentree. The service fees were considered fully earned upon the execution of the Agreement. The Company recognized stock-based compensation expense based on the fair value of the shares at $4.00 per share, referencing the offering price on May 19, 2025, the date the Company’s shares commenced trading. Accordingly, the Company recognized stock-based compensation expense of $800,000 related to this grant during the period ended December 31, 2025. On December 18, 2025, the Company and Greentree entered into an amendment to the Agreement (the “Addendum”). Under the terms of the Addendum, the Company agreed to issue an additional 350,000 shares of Class A Ordinary Shares to Greentree as a professional service fee. These shares were issued and vested immediately upon the signing of the Addendum. Accordingly, the Company recognized share-based compensation expense of $220,500 (the shares were valued at $0.63 per share based on the closing market price on the date of issuance) related to this grant during the year ended March 31, 2026.

On August 30, 2024, the Company entered into an Executive Employment Agreement with Mr. Li Hsien Wong, the Chief Executive Officer. The agreement became effective on May 15, 2025 (the “Effective Date”), coinciding with the effectiveness of the Company’s registration statement on Form F-1. Pursuant to the agreement, Mr. Wong is entitled to an annual equity grant of 100,000 Class A Ordinary Shares. For the calendar year 2025, Mr. Wong will receive an initial grant pro-rated for the period from the Effective Date through December 31, 2025. Subsequent annual grants of 100,000 Class A Ordinary Shares are scheduled to be awarded on January 1 of each year during the employment period, subject to continued employment. For the initial grant awarded on the Effective Date, the Company determined the grant date fair value to be $4.68 per share, based on the market closing price on May 21, 2025. Accordingly, the Company recognized share-based compensation expense of $535,520 related to this grant during the year ended March 31, 2026.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

Except for the commitment fee payable to Atsion (Note 11), the Company had no significant capital or other commitments as of March 31, 2026.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its financial position, cash flows or results of operations on an individual basis or in the aggregate. As of March 31, 2026 and 2025, the Company is not a party to any material legal or administrative proceedings.

NOTE 16. SEGMENT INFORMATION

In accordance with ASC 280-10, Segment Reporting: Overall, the CODM reviews the consolidated results of operations when making decisions about allocating resources and assessing performance of the Company as a whole; hence, the Company has only one operating segment.

The Company’s segment profit or loss is measured using gross profit, which is the primary performance metric utilized by management to evaluate the financial results and to make decisions regarding resource allocation. Although gross profit is reviewed by management for operational analysis, operating income (loss) is the primary measure used by the Company’s chief operating decision maker (CODM) for segment performance assessment and resource allocation. The Company concluded that the CODM is Mr. Li Hsien “Larry” Wong, CEO.

Summarized financial information concerning the Company’s reportable segments is shown as below:

1)	By Business Unit:

	As of March 31, and for the year ended March 31,
Item	2026	2025
Revenue	$716,885	$202,007
Cost of revenue	553,040	113,376
Gross profit	163,845	88,631
Operating expenses	8,182,363	775,846
Segment operating loss	(8,018,518)	(687,215)
Segment other income (expense)	(4,232)	(27,465)
Segment assets	21,607,285	367,927

2)	Revenue by Geography:

	For the years ended March 31,
	2026	2025
Hong Kong/Asia-Pacific	716,885	$202,007
United States	-	-
Total	716,885	$202,007

a.	Major customers representing at least 10% of net revenue

Period	Project Name	Revenue Type	Property Type	Percentage of Total Revenue
For the year ended March 31, 2026	Dior Hong Kong Bespoke Lounge Project	Design and fit-out	Commercial	82.38%
	Hong Kong Tramways Ltd A&A Consultancy	Application	Commercial	12.34%

For the year ended March 31, 2025	Batard Pedder Building	Project management	Commercial	19.56%
	Hang Cheong Factory Lobby Works	Design and fit-out	Industrial	16.80%

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are issued. Other than the material subsequent events disclosed above in the notes to financial statements and below, no other material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

Convertible Promissory Note with Go Fresh 365 Inc

On April 1, 2026, OFA Financial, Inc. (the “Holder”), a wholly owned subsidiary of the Company, was issued a Convertible Promissory Note with Go Fresh 365 Inc (“Go Fresh”) for a principal amount of $800,000. The loan carries a 6% annual interest rate and matures twelve months from the effective date of March 31, 2026. The proceeds are designated solely for expenses related to the Go Fresh’s intended listing on NASDAQ Capital Market and will be disbursed from an escrow account subject to the Holder’s approval. The holder has the right, at any time prior to maturity, to convert all or any outstanding principal and interest into shares of Go Fresh’s common stock at a conversion price of $1.00 per share, making the note convertible into up to 800,000 shares. Go Fresh agreed to apply all proceeds from its intended initial public offering to repay this note. Upon an event of default, the interest rate increases to 12% per annum, the entire balance may become immediately due and payable, and the Holder may elect to immediately convert the outstanding balance.

Service agreement with Go Fresh 365 Inc

On April 1, 2026, the Holder, a wholly owned subsidiary of the Company, entered into a service agreement with Go Fresh. Go Fresh engaged the Holder as its exclusive financial advisor in connection with a proposed initial public offering (“IPO”) or any alternative financial transaction as described in the service agreement for an initial term of 18 months. In consideration for advisory services, Go Fresh agreed to pay the Holder a fixed fee of $1,000,000, payable in the form of 2,000,000 shares of Go Fresh’s common stock (deemed value $0.50 per share) to be issued upon the closing of a financial transaction (as defined in the agreement). The agreement grants the Holder certain registration rights for these shares and stipulates that the Holder is not required to enter into a customary lock-up agreement in connection with an IPO

Real World Asset Tokenization Service Agreement with Vero 60 LLC and Vero Beach Land Development LLC on May 8, 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Agreement”) through its proprietary Hearth RWA tokenization platform with Vero 60 LLC and Vero Beach Land Development LLC (or its designated special purpose vehicle) (the “Client”).

Under the Agreement, the Company will provide blockchain-based tokenization technology infrastructure services in connection with the Client’s residential real estate development project located in Vero Beach, Florida (the “Project”). The Project consists of the redevelopment of an existing agriculture property into a low-density residential community. The projected stabilized value of the completed Project, as estimated by the Client, is approximately $500 million, subject to confirmation by an independent valuation report prior to token issuance. The projected Project value reflects the Client’s estimate for the completed development and does not represent any economic interest of the Company in the underlying real estate.

As consideration for the technology and tokenization infrastructure services described in the Agreement, the Client has agreed to pay the Company a platform technology fee of $7.5 million (the “Platform Technology Fee”), payable in two installments of $3.75 million each, subject to satisfaction of the milestones specified in the Agreement. The Platform Technology Fee is payable in U.S. dollars or, at the Client’s election, in Bitcoin or USD Coin, in each case as more fully described in the Agreement. The Company has received the first installment of $3.75 million in accordance with the terms of the Agreement.

On May 21, 2026, at the 2026 Extraordinary General Meeting of Shareholders (the “Meeting”), the shareholders of the Company approved the following:

-	OFA Group 2026 Equity Incentive Plan (the “Plan”). Approved the Company’s new equity incentive plan, which provides for a share pool of 3,940,027 shares (post-consolidation) plus a 5% annual evergreen through 2036, under which the Company may grant options, RSUs, restricted stock, and other equity awards to eligible directors, employees, and consultants. The Plan became effective upon the approval of the shareholders at the Meeting.
-	Share Consolidation. Authorized the Board to effect a 1-for-10 share consolidation of the Company’s Class A Ordinary Shares at its discretion.
-	Approved the updated memorandum and articles of association to reflect the share consolidation.

In May 2026, the Company established OFA Japan Inc. and OFA Japan Asset Management Inc. to serve as our operational and asset management hubs in the country. Concurrently, the Company entered into a Letter of Intent with the municipal government of Choshi City, Chiba Prefecture, to collaborate on regional revitalization initiatives, including the proposed development of a music festival and related entertainment infrastructure in the city’s designated Zone A area. To execute these entertainment initiatives, the Company is in the process of establishing Miyabi Spectrum Inc., a subsidiary that will operate as a joint venture with Onward Management Inc., a local entertainment production partner. Furthermore, the Company is evaluating potential real estate acquisitions in the region to support these development plans. These initiatives remain subject to final definitive agreements, regulatory approvals, and customary closing conditions.

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Form F-1/A3 (File No. 333-285103), filed with the SEC on April 2, 2025)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 6-K, filed with the SEC on May 23, 2025)
3.2	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 6-K, filed with the SEC on December 2, 2025)
3.3	Form Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Form 6-K, filed with the SEC on November 5, 2025)
3.4	Form Certificates of Designations (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K, filed with the SEC on November 5, 2025)
3.5	Form Registration Rights Agreement (incorporated by reference to Exhibit 99.3 of the Company’s Form 6-K, filed with the SEC on November 5, 2025)
4.1*	Company’s Specimen Certificate for Class A Ordinary Shares
4.2**	Description of Securities
10.1	Purchase Agreement, between OFA Group and Atsion Opportunity Fund LLC - Series 1, dated July 14, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Form 6-K, filed with the SEC on July 22, 2025)
10.2	Registration Rights Agreement, between OFA Group and Atsion Opportunity Fund LLC - Series 1, dated July 14, 2025 (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K, filed with the SEC on July 22, 2025)
10.3	Form of Director Offer Letter (incorporated by reference to Exhibit 10.5 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
10.4	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.6 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
10.5	Co-Development Agreement, dated May 23, 2025, by and between Office for Fine Architecture Limited and Alan to AI Consultancy Co. Limited (incorporated by reference to Exhibit 99.3 of the Company’s Form 6-K, filed with the SEC on February 26, 2026)
10.6	Real World Asset Tokenization Service Agreement, dated March 31, 2026, by and between OFA Group, Inc. and MD Queens Development LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A, filed with SEC on April 22, 2026)
10.7	Intellectual Property Assignment and Co-Ownership Agreement, dated as of March 31, 2026, by and between Office for Fine Architecture Limited and Alan To AI Consultancy Co. Limited. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with SEC on April 6, 2026)
10.8	Form of Director Offer Letter (incorporated by reference to Exhibit 10.5 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
10.9	Form of Executive Officer Offer Letter (incorporated by reference to Exhibit 10.6 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
10.10	Co-Development Agreement, dated August 30, 2024, by and between OFA Group and Alan to AI Consultancy Co., Limited (incorporated by reference to Exhibit 10.7 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
10.11	Purchase Agreement, between OFA Group and Atsion Opportunity Fund LLC – Series 1, dated July 14, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Form 6-K, filed with the SEC on July 22, 2025)
10.12	Registration Rights Agreement, between OFA Group and Atsion Opportunity Fund LLC – Series 1, dated July 14, 2025 (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K, filed with the SEC on July 22, 2025)
10.13	Joinder to Registration Rights Agreement, dated February 26, 2026 by and among Ofa Group, Greentree Financial Group Inc. and L&H. Inc. (Incorporated by reference to Exhibit 10.19 of the Registration Statement under Form S-1, filed with SEC on June 10, 2026)
10.14	Amendment No.1 to Conditional Waiver dated June 4, 2026 (Incorporated by reference to Exhibit 10.20 of the Registration Statement under Form S-1, filed with SEC on June 10, 2026)
10.15	Conditional Waiver of Covenant, dated March 25, 2026 (Incorporated by reference to Exhibit 10.21 of the Registration Statement under Form S-1, filed with SEC on June 10, 2026)
10.16	Conditional Waiver of Covenant, dated October 29, 2025 (Incorporated by reference to Exhibit 10.22 of the Registration Statement under Form S-1, filed with SEC on June 10, 2026)
10.17	2026 OFA Group Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on May 26, 2026)
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 99.1 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 11.1 of the Company’s annual report under Form 20-F, filed with the SEC on July 31, 2025)
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Form 20-F, filed with the SEC on July 31, 2025)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.5 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.6 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.7 of the Company’s Form F-1/A4 (File No. 333-285103), filed with the SEC on April 11, 2025)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to exhibits of Registration Statement under Form F-1 initially filed with SEC on August 14, 2025, as amended and declared effective by the SEC on March 20, 2026.

**	Filed herewith

***	Furnished herewith

98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2026	OFA GROUP

	By:	/s/ Li Hsien Wong
Li Hsien Wong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Hsien Wong	Chief Executive Officer, Director	July 13, 2026
Li Hsien Wong	(principal executive officer)

/s/ Ernest Yeung	Chief Financial Officer	July 13, 2026
Ernest Yeung	(principal financial and accounting officer)

/s/ Wai Wong Chong	Chief Technology Officer, Director	July 13, 2026
Wai Wong Chong

/s/ Thomas Gaffney	Chief Operating Officer	July 13, 2026
Thomas Gaffney

/s/ John Chiang	Director	July 13, 2026
John Chiang

/s/ Andrew Scott	Director	July 13, 2026
Andrew Scott

/s/ Erwin Pineda	Director	July 13, 2026
Erwin Pineda

99