Form 10-Q
period 2026-06-30
OFA Group
filed 2026-08-14
CIK 2036307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-42592

OFA Group

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

609 Deep Valley Drive, Suite 200, Rolling Hills, CA 90274

(Address of principal executive offices) (Zip Code)

(800) 418-5160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, $0.01 par value per share	OFAL	The Nasdaq Stock Market LLC

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

As of August 13, 2026, there were 3,793,676 shares of Class A Ordinary Shares outstanding and 20,000,000 shares of Class B Ordinary Shares outstanding.

2

ITEM 1. FINANCIAL STATEMENTS:

OFA GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars, except for the number of shares)

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$178,057	$1,033,466
Restricted cash-held by affiliate	1,680,000	1,680,000
Prepaid expense	43,181	59,510
Contract assets	8,777	3,053
Account receivables, net	3,698	3,700
Deferred offering costs	1,100,000	1,100,000
Total current assets	3,013,713	3,879,729

NON-CURRENT ASSETS:
Rent deposit	123,658	122,857
Right-of-use asset - operating lease	639,255	635,622
Property, plant and equipment, net	856,613	896,984
Intangible assets, net	15,178,818	16,072,093
Total non-current assets	16,798,344	17,727,556

Total assets	$19,812,057	$21,607,285

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Account payable	$374,074	$515,951
Accrued liabilities	5,968,839	6,043,346
Contract liabilities	62,142	62,191
Current maturities of loan payable	1,505	22,192
Due to related parties	114,528	286,160
Operating lease liabilities	173,255	164,391
Commitment fee payable	897,175	897,175
Total current liabilities	7,591,518	7,991,406

Non-Current liabilities:
Loan payable, net of current	468,375	448,057
Operating lease liabilities	467,562	454,404
Total non-current liabilities	935,937	902,461

Total liabilities	8,527,455	8,893,867

Mezzanine Equity
Series A Convertible Redeemable Preferred Shares, $0.001 par value, 20,000,000 shares authorized as of June 30, 2026 and March 31, 2026, respectively, 1,080 and 1,380 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively.	1,410,916	1,730,404
Preferred stock payable	471,000	-
Total mezzanine equity	1,881,916	1,730,404

Shareholders’ equity:
Class A Ordinary Shares, with $0.01 par value, 100,000,000 shares authorized, 2,637,052 and 2,543,013 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	26,371	25,431
Class B Ordinary Shares, with $0.001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2026 and March 31, 2026	20,000	20,000
Additional paid-in capital	19,815,987	19,464,439
Share payable	535,520	535,520
Accumulated deficit	(11,060,535)	(9,126,384)
Accumulated other comprehensive income	65,343	64,008
Total shareholders’ equity (deficit)	9,402,686	10,983,014

Total liabilities, Mezzanine Equity and shareholders’ equity	$19,812,057	$21,607,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Giving retroactive effect to the one-for-ten share consolidation announced on July 27, 2026 and effective on July 31, 2026, as described in Note 1.

OFA GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars, except for the number of shares)

	For The Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
Project income	14,879	18,955
Cost of revenue	3,977	12,697
Gross profit	10,902	6,258

Operating expenses:
Depreciation and amortization	924,586	40
Selling, general and administrative	243,574	173,031
Professional services	254,035	1,167,823
Advertising and marketing	43,135	57,988
Salaries and wages	449,795	340,889
Total operating expenses	1,915,125	1,739,771

Loss from operations	(1,904,223)	(1,733,513)

Other income (expense)
Other income	6,306	9,026
Interest expense	(3,234)	(3,542)
Interest income	4	252
Total other income, net	3,076	5,736

Loss from operations before income taxes	(1,901,147)	(1,727,777)

Provision for income taxes	(4)	-

Net Loss	(1,901,151)	(1,727,777)

Dividends and accretion to redeemable preferred stock	(857)	-

Net Loss attributable to common shareholders	(1,902,008)	(1,727,777)

Basic and diluted net loss per share, Class A Ordinary Shares	(0.72)	(1.50)
Weighted average shares outstanding, Class A Ordinary Shares	2,647,873	1,150,672
Basic and diluted net loss per share, Class B Ordinary Shares	-	-
Weighted average shares outstanding, Class B Ordinary Shares	20,000,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

OFA GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. Dollars, except for the number of shares)

	For The Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net Loss	(1,901,151)	(1,727,777)

Other comprehensive loss

Foreign currency adjustments	1,335	(11,524)

Comprehensive loss	(1,899,816)	(1,739,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFA GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in U.S. Dollars, except for the number of shares)

	Ordinary Shares				Additional			Accumulated	Total
	Class A		Class B		Paid-in	Share	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Income	Deficit
Balance, March 31, 2025 (Audited)	961,111	$9,611	-	$-	$641,785	$-	$(1,027,068)	$49,716	$(325,956)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(11,524)	(11,524)
Shareholder Investment	-	-	-	-	37,000	-	-	-	37,000
Share-based compensation	-	-	-	-	-	83,571	-	-	83,571
Shares to be issued for professional services	-	-	-	-	-	800,000	-	-	800,000
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	431,250	4,313	-	-	15,303,687	-	-	-	15,308,000
Deferred IPO costs reclassified to APIC	-	-	-	-	(266,028)	-	-	-	(266,028)
Net loss	-	-	-	-	-	-	(1,727,777)	-	(1,727,777)
Balance, June 30, 2025 (Unaudited)	1,392,361	13,924	-	-	15,716,444	883,571	(2,754,845)	38,192	13,897,286

Balance, March 31, 2026 (Audited)	2,543,013	25,431	20,000,000	20,000	19,464,439	535,520	(9,126,384)	64,008	10,983,014
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,335	1,335
Issuance of common stock upon conversion of Series A Preferred Shares	94,039	940	-	-	317,691	-	-	-	318,631
Dividends on Series A Preferred Shares	-	-	-	-	-	-	(33,000)	-	(33,000)
Adjustment to redemption value	-	-	-	-	33,857	-	-	-	33,857
Net loss	-	-	-	-	-	-	(1,901,151)	-	(1,901,151)
Balance, June 30, 2026 (Unaudited)	2,637,052	26,371	20,000,000	20,000	19,815,987	535,520	(11,060,535)	65,343	9,402,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*Giving retroactive effect to the one-for-ten share consolidation announced on July 27, 2026 and effective on July 31, 2026, as described in Note 1.

OFA GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY

(Expressed in U.S. Dollars, except for the number of shares)

	Mezzanine Equity
	Shares	Amount
Balance, March 31, 2026	1,380	1,730,404
Preferred stock payable	-	471,000
Conversion	(300)	(318,631)
Dividends on Series A Preferred Shares	-	33,000
Adjustment to redemption value	-	(33,857)
Balance, June 30, 2026	1,080	1,881,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFA GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars, except for the number of shares)

	For The Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Loss	$(1,901,151)	$(1,727,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924,586	40
Share-based compensation expense	-	83,571
Shares issued for professional services	-	800,000
Shareholder investment	-	37,000
Changes in operating assets and liabilities:
Due to related party	(171,588)	146,080
Contract assets	(5,732)	(7,666)
Account receivables	-	7,459
Prepaid expenses	16,329	(12,047,040)
Rent deposit	(805)	-
Right-of-use asset	21,216	(26,874)
Right-of-use liabilities	(2,828)	26,605
Contract liabilities	-	24,299
Account payable	(142,604)	9,189
Accrued expenses	(69,181)	27,536

Net cash used in operating activities	(1,331,758)	(12,647,578)

Cash flows from investing activities:
Purchases of property and equipment	(3,264)	(1,442)

Net cash used in investing activities	(3,264)	(1,442)

Cash flows from financing activities:
Proceeds from issuance of Class A Ordinary Shares upon initial public offering, net of underwriting discounts, commissions and other offering costs	-	15,308,000
Proceeds from the issuance of Series A Preferred Shares, net	471,000	-
Net cash provided by financing activities	471,000	15,308,000

Net change in cash	(864,022)	2,658,980
Effect of currency translation on cash and cash equivalents	8,613	(19,567)

Cash and restricted cash, beginning of the period	2,713,466	31,950
Cash and restricted cash, end of the period	$1,858,057	$2,671,363

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet:

Cash	178,057	2,671,363
Restricted cash	1,680,000	-
Total cash and cash equivalents and restricted cash	$1,858,057	$2,671,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,234	$3,542
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of ROU assets and liabilities	$25,026	$-
Accretion to redeemable preferred equity	$33,857	$-
Dividends on Series A Preferred Shares	33,000	-
Deferred IPO costs reclassified to APIC	$-	$266,028
Ordinary Shares issued for conversion of Series A Preferred Shares	$318,631	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION

OFA Group (the “Company” or “OFA”) is a limited liability company established under the laws of the Cayman Islands on August 27, 2024. It is a holding company with no business operation.

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

In March 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Tokenization Agreement”) with MD Queens Development LLC, or its designated special purpose vehicle (the “MD Queens”), in connection with a proposed mixed-use real estate development project located in Long Island City, New York (the “MD Queens Project”). Pursuant to the Tokenization Agreement, the Company, through its Hearth RWA tokenization platform, will provide certain blockchain-based tokenization infrastructure and related technology services in connection with the MD Queens Project.

In April 2026, the Company further expanded its international operations through the establishment of two wholly-owned subsidiaries in Japan, OFA Japan Inc. and OFA Japan Asset Management, Inc. OFA Japan Inc. will focus on project management services for land and real estate development projects in Japan. OFA Japan Asset Management is in the early stage of setup and development and will provide investment management, asset management, investment advisory   and related financial consulting services. The establishment of these subsidiaries supports the Company’s continued expansion of its real estate development and asset management businesses in Asia.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
January 31, 2013	Hong Kong	100%	Providing design, fit out, project management and application services for commercial, residential and industrial properties, real estate development, senior care infrastructure.
June 11, 2025	Delaware, USA	100%	Empowering growth-stage and cross-border companies in their journey toward successful market entry and expansion in the United States.
September 10, 2025	Hong Kong	100%	Activities of head offices; management and management consultancy activities.
November 18, 2025	Delaware, USA	100%	Holding and managing investment vehicles and special purpose entities focused on land development assets and digital assets; overseeing asset structuring, tokenization initiatives, and asset-level management.
September 4, 2025	California, USA	100%	Providing architectural design, planning, and consulting services for U.S.-based projects, including coordination with clients, contractors, and regulatory authorities.
November 18, 2025	Delaware, USA	100%	Providing technology infrastructure and software solutions for digital asset and real-world asset (RWA) platforms, including smart contract development, digital registries, and related data management and platform services.
October 22, 2025	People’s Republic of China (“PRC”)	100%	Providing financial advisory services, information consulting services and other consulting and planning services.
April 24, 2026	Japan	100%	Providing project management, responsible for all Land and real-estate projects development related works
April 21, 2026	Japan	100%	Providing investment management, asset management, investment advisory services, and related financial consulting activities.

Initial Public Offering

On May 22, 2025, OFA completed its initial public offering (the “IPO”) of 375,000 (3,750,000 shares before giving effect to the share consolidation) Ordinary Shares, par value $0.01 per share, at a public offering price of $40.00 ($4.00 per share pre-share consolidation) per share, generating gross proceeds of $15 million, before deducting underwriting discounts and offering expenses. In connection with the IPO, the underwriters exercised their over-allotment option in full to purchase an additional 56,250 (562,500 shares before giving effect to the share consolidation) Ordinary Shares, par value $0.01 per share, at the public offering price of $40.00 ($4.00 per share pre-share consolidation) per share. The over-allotment option exercise closed on June 5, 2025.

Prior to the completion of the IPO, deferred offering costs, which consisted primarily of accounting, legal and other professional fees directly attributable to the IPO, were capitalized within other current assets in the consolidated balance sheet. Upon the completion of the IPO, such deferred offering costs were reclassified to shareholders’ equity as a reduction of the IPO proceeds.

Share Consolidation

On July 27, 2026, the Company announced a consolidation of its Class A Ordinary Shares at a ratio of one-for-ten (the “share consolidation”), which became effective at 12:01 a.m. Eastern Time on July 31, 2026, following approval by the Company’s shareholders at an extraordinary general meeting held on May 21, 2026. At the effective time, every ten issued Class A Ordinary Shares were automatically consolidated into one Class A Ordinary Share, reducing the number of issued and outstanding Class A Ordinary Shares from 26,370,521 to approximately 2,637,052. No fractional shares were issued; fractional entitlements were rounded down to the nearest whole share and no cash consideration was paid in lieu thereof. The par value per Class A Ordinary Share increased proportionately from $0.001 to $0.01. Because the par value per share was increased in the same proportion as the reduction in the number of shares, the share consolidation had no effect on the aggregate stated capital attributable to the Class A Ordinary Shares, and no reclassification between share capital and additional paid-in capital was required.

All references to the number of Class A Ordinary Shares, share-based awards, and per-share amounts in these unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the share consolidation for all periods presented, unless otherwise indicated.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 2. BASIS OF PRESENTATION

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. All intercompany balances and transactions have been eliminated in consolidation. These interim results are not necessarily indicative of the results to be expected for the year ending March 31, 2027, or for any other interim period or for any other future year.

There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

Transition from Foreign Private Issuer Status

The Company previously qualified as a “foreign private issuer” (as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended) and reported with the U.S. Securities Exchange Commission (the “SEC”) on foreign private issuer forms, including its annual report on Form 20-F. As required, the Company re-assessed its foreign private issuer status as of September 30, 2025 and determined that it no longer qualified as a foreign private issuer as of that date.

Accordingly, effective April 1, 2026, the Company became subject to the reporting and other requirements applicable to U.S. domestic registrants. Beginning with the period covered by our Annual Report on Form 10-K for the year ended March 31, 2026, the Company files periodic reports with the SEC on the forms applicable to U.S. domestic issuers, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, when applicable, Annual Reports on Form 10-K, and is subject to the SEC’s proxy rules, Regulation FD, and the reporting requirements of Section 16 of the Exchange Act. Annual periods prior to March 31, 2026 were reported on Form 20-F as a foreign private issuer.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months ended June 30, 2026, the Company incurred a net loss of $1,901,151 and had an accumulated deficit of $11,060,535 and a net working capital deficit of $4,577,805 as of June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

In response to these conditions, management has developed plans intended to alleviate such substantial doubt, including: (i) proceeds upon the completion of the Company’s on-going real world asset tokenization agreements; (ii) access to additional committed equity financing under the Company’s PIPE Purchase Agreement; (iii) the management of operating expenditures and discretionary spending to preserve liquidity; and (iv) the continued generation of revenue from the Company’s design, fit-out, project management and platform services. In addition, a portion   of the Company’s current liabilities consists of contract liabilities representing consideration received in advance of the satisfaction of performance obligations, which are expected to be settled through the delivery of services rather than the payment of cash.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates required to be made by management, include, but are not limited to, the allowance for doubtful accounts, allowance for deferred tax assets, uncertain tax position, incremental borrowing rates used in calculation of the operating lease right-of-use assets and operating lease liabilities, the estimated cost and the input measure method used in revenue recognition, the valuation of share-based compensation expenses, and where consideration is received in cryptocurrency, fair value at the date of contract inception and the appropriate principal-market reference. Actual results could differ from those estimates, and as such, differences could be material to the unaudited condensed consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Foreign Currency Translation and Transaction

The Company’s principal country of operations is Hong Kong. The financial position and results of its operations are determined using their respective functional currencies, including Hong Kong Dollars (“HK$”), Renminbi (“RMB”), Japanese Yen (“JPY”) and U.S. Dollars (“US$”), based on the primary economic environment in which each entity operates. The Company’s unaudited condensed consolidated financial statements are reported using the U.S. Dollars (“US$” or “$”). Under the current rate method, the results of operations and the consolidated statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in condensed consolidated statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the consolidated financial statements:

	June 30, 2026	June 30, 2025
Period-end spot rate	US$1=HK$7.84	US$1=HK$7.84
	US$1=RMB6.79	-
	US$1=JPY162.58	-
Average rate	US$1=HK$7.84	US$1=HK$7.80
	US$1=RMB6.80	-
	US$1=JPY159.44	-

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

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTE 3. ACCOUNT RECEIVABLES, NET

Accounts receivable, net consisted of the following at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Accounts receivable	$3,698	$3,700
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$3,698	$3,700

The movement of allowance for doubtful accounts are as follows:

	June 30, 2026	March 31, 2026
Beginning balance	$-	17,733
Write-off	-	(17,733)
Addition	-	-
Exchange difference	-	-
Ending balance	$-	-

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Contract assets consisted of the following at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Revenue recognized to date	$731,946	$717,067
Less: progress billings to date	(725,121)	(715,973)
Exchange difference	1,952	1,959
Contract assets	$8,777	$3,053
Contract assets, current	$8,777	$3,053

Contract liabilities consisted of the following at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Billings in advance of performance obligation under contracts	$62,142	$62,191

Contract liabilities related to contracts are balances due to customers under contracts. This arises if a particular milestone payment exceeds the revenue recognized to date under the cost-to-cost method.

The movement in contract liabilities is as follows:

	June 30, 2026	March 31, 2026
Beginning Balance	$62,191	$131,564
Decrease in contract liabilities as a result of recognizing revenue during the period was included in the contract liabilities at the beginning of the period	-	(93,063)
Increase in contract liabilities as a result of billings in advance of performance obligation under contracts	-	24,320
Exchange difference	(49)	(630)
Ending Balance	$62,142	$62,191

Real World Asset Tokenization Service Agreement with Vero 60 LLC and Vero Beach Land Development LLC

On May 8, 2026, the Company entered into a Real World Asset Tokenization Service Agreement (the “Vero 60 Agreement”) through its proprietary Hearth RWA tokenization platform with Vero 60 LLC and Vero Beach Land Development LLC (or its designated special purpose vehicle) (the “Vero 60”).

Under the Vero 60 Agreement, the Company will provide blockchain-based tokenization technology infrastructure services in connection with Vero 60’s residential real estate development project located in Vero Beach, Florida (the “Vero 60 Project”). The Vero 60 Project consists of the redevelopment of an existing agriculture property into a low-density residential community. The projected stabilized value of the completed Vero 60 Project, as estimated by Vero 60, is approximately $500 million, subject to confirmation by an independent valuation report prior to token issuance. The projected Vero 60 Project value reflects Vero 60’s estimate for the completed development and does not represent any economic interest of the Company in the underlying real estate.

As consideration for the technology and tokenization infrastructure services described in the Vero 60 Agreement, Vero 60 has agreed to pay the Company a platform technology fee of $7.5 million (the “Platform Technology Fee”), payable in two installments of $3.75 million each, subject to satisfaction of the milestones specified in the Vero 60 Agreement. The Platform Technology Fee is payable in U.S. dollars or, at Vero 60’s election, in Bitcoin or USD Coin, in each case as more fully described in the Vero 60 Agreement. The Company has received the first installment of $3.75 million in accordance with the terms of the Vero 60 Agreement.

On May 13, 2026, the Company received 6,250,000 PPDF tokens in purported settlement of the first installment of the Platform Technology Fee, which had a stated contractual amount of $3.75 million. As of June 30, 2026, the Company had performed only internal preparatory activities and had not made any substantive deliverables to Vero 60. Accordingly, the applicable performance obligation had not been satisfied, and no revenue was recognized. The consideration received was therefore treated as a contract liability rather than revenue. Consistent with the accounting applied to the 12,500,000 PPDF tokens previously received by the Company, the Company was unable to reliably determine the fair value of the PPDF tokens due to the absence of an active market, sufficient trading activity and other observable pricing information. Accordingly, both the PPDF tokens received and the corresponding contract liability had a carrying value of nil as of June 30, 2026.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	June 30, 2026	March 31, 2026
Office equipment	7,129	3,866
Hardware	992,996	992,996
Less: accumulated depreciation	(142,734)	(99,878)
Exchange difference	(778)	-
Property, plant and equipment, net	$856,613	896,984

During the three months ended June 30, 2026 and 2025, the Company incurred depreciation expense of $42,977 and $40, respectively.

NOTE 6. INTANGIBLE ASSETS

On May 23, 2025, the Company entered into a Co-Development Agreement with Alan to AI Consultancy Co. Limited (“the Contractor”) for the co-development of the Acquired IP. This system is an AI software designed for architecture design and automated generation of structural and MEP (Mechanical, Electrical, and Plumbing) construction drawings. Under the agreement, while the core QikBIM (or “QikBIM”) system intellectual property (IP) initially remains with the Contractor, the Company secures a perpetual, irrevocable, worldwide, royalty-free license to use, modify, and distribute the software, including access to its source code. Crucially, the Company holds exclusive rights for the use, management, and operation of the system in North America and Hong Kong for five years from final completion, after which the license becomes non-exclusive globally. Furthermore, the Company has an option, exercisable within three years of final completion, to either purchase the IP rights for the North American and Hong Kong version of the system or acquire equity in the Contractor (“the Option”). All development fees paid by the Company will be converted towards the acquisition cost if this option is exercised. The total contractual consideration for the acquisition was $14,993,500.

On March 31, 2026, the Company entered into an Intellectual Property Assignment and Co-Ownership Agreement with Alan To AI Consultancy Co. Limited, which amended, restated and superseded the license and option arrangements under the Co-Development Agreement. Pursuant to the new agreement, the Company acquired a 50% undivided co-ownership interest in certain intellectual property relating to the QikBIM system, including rights relating to the United States and Hong Kong standards adaptation and commercialization versions thereof (the “Acquired IP”). The aggregate purchase price for the Acquired IP is $17,500,000. Prior payments made by the Company to the Contractor in the aggregate amount of $11,994,800 have been credited against the purchase price.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

As of June 30, 2026, the unpaid balance was HK$43,147,932, equivalent to $5,501,361 based on the applicable exchange rate at the reporting date, and was recorded within accrued liabilities on the condensed consolidated balance sheet.

Intangible assets consisted of the following at each balance sheet date:

Costs:	March 31, 2026	Additions	Disposals	Exchange Difference	June 30, 2026
Artificial intelligence software	$17,502,381	-	-	$(13,717)	$17,488,664
Blockchain application development	70,000	-	-	-	70,000
Total	17,572,381	-	-	(13,717)	17,558,664
Accumulated amortization:
Artificial intelligence software	(1,499,588)	(875,309)	-	2,051	(2,372,846)
Blockchain application development	(700)	(6,300)	-	-	(7,000)
Total	(1,500,288)	(881,609)	-	2,051	(2,379,846)
Carrying amounts	$16,072,093	$(881,609)	-	$(11,666)	$15,178,818

Amortization of the intangible asset during the three months ended June 30, 2026, was $881,609. No intangible assets or amortization was booked as of March 31, 2025 and for the three months ended June 30, 2025.

As of June 30, 2026, the Company’s intangible assets had an aggregate gross carrying amount of $17,558,664, consisting of $17,488,664 related to the artificial intelligence software and $70,000 related to blockchain application development. Accumulated amortization was $2,379,846, resulting in a net carrying amount of $15,178,818. Amortization expense for the three months ended June 30, 2026 was $881,609. The foreign currency adjustments to the gross carrying amount and accumulated amortization during the three months ended June 30, 2026 were $13,717 and $2,051, respectively.

In addition, during the year ended March 31, 2026, the Company completed the development of the Hearth real world asset (“RWA”) technology platform. Based on management’s assessment that the platform was fully delivered, operational, available for its intended use and capable of generating future economic benefits beyond a single customer engagement, the related blockchain application development costs were capitalized as intangible assets and are being amortized over an estimated useful life of five years.

No revenue related to QikBIM or the Hearth RAW tokenization platform has been generated for the three months ended June 30, 2026.

The future amortization of the intangible asset is as follows:

As of June 30,	Amount
2027	$3,035,764
2028	3,035,764
2029	3,035,764
2030	3,035,764
2031	3,035,762
Total Intangible Asset Amortization	$15,178,818

NOTE 7. ACCRUED LIABILITIES

As of June 30, 2026 and March 31, 2026, accrued liabilities were comprised of the following:

	June 30, 2026	March 31, 2026
System migration services	280,278	360,900
Intangible assets purchase	5,501,361	5,505,676
Professional fees for legal and accounting services	124,360	123,287
Payroll liabilities	56,276	33,261
Other short-term liabilities	6,564	20,222
Total accrued liabilities	$5,968,839	$6,043,346

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts Due to Directors and Executive Officers

As of June 30, 2026 and March 31, 2026, the Company had amounts due to related parties of $114,528 and $286,160, respectively. This amount includes consulting fees payable to the Directors, project expenses, office administration and general expenses paid by the Director on behalf of the Company. The amounts due are non-interest bearing, unsecured and have no fixed repayment terms.

Greentree Financial Group

On April 28, 2025, the Company entered into a service agreement (the “Agreement”) with Greentree Financial Group, Inc. (“Greentree”), a consulting company providing corporate governance, Nasdaq listing, and accounting services, in which Thomas M. Gaffney holds a minority membership interest and was the Managing Member from March 2024 to September 2024. Pursuant to the Agreement Greentree agreed to provide professional services regarding compliance with U.S. GAAP and SEC rules. As consideration for these services, the Company issued 20,000 Class A Ordinary Shares (200,000 shares before giving effect to the share consolidation) to Greentree. The service fees were considered fully earned upon the execution of the Agreement. The Company recognized stock-based compensation expense based on the split-adjusted fair value of the shares at $40.00 ($4.00 per share pre-share consolidation) per share, referencing the offering price on May 19, 2025, the date the Company’s shares commenced trading. Accordingly, the Company recognized stock-based compensation expense of $800,000 related to this grant during the period ended December 31, 2025. On December 18, 2025, the Company and Greentree entered into an amendment to the Agreement (the “Addendum”). Under the terms of the Addendum, the Company agreed to issue an additional 35,000 Class A Ordinary Shares (350,000 shares before giving effect to the share consolidation) to Greentree as a professional service fee. These shares were issued and vested immediately upon the signing of the Addendum. Accordingly, the Company recognized share-based compensation expense of $220,500 (the shares were valued at a split-adjusted price of $6.30 per share based on the closing market price on the date of issuance) related to this grant during the year ended March 31, 2026.

On October 29, 2025, the Company entered into the PIPE Purchase Agreement with Greentree (as one of the buyers) and issued 1,500 Preferred Shares to Greentree for net proceeds of $1,300,000.

On February 26, 2026, the Company received net proceeds of $ 227,237 for the third closing under PIPE Purchase Agreement from Greentree. The proceeds were recorded as liabilities to be settled in 300 Preferred Shares within current liabilities in the consolidated balance sheet as of March 31, 2026. Such 300 shares were issued on February 24, 2026.

On March 30, 2026, Greentree elected to convert 420 Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted Preferred Shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 141,202 Class A Ordinary Shares (1,412,023 shares before giving effect to the share consolidation) upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted Preferred Shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital).

Precursor Capital Limited

On April 2, 2024, the Company entered a $600,000 bridge loan agreement with Precursor Capital Limited (“Precursor”), a significant shareholder of the Company. The loan bears interest at an annual rate of 12% and is intended exclusively to cover the expenses related to the proposed listing, convertible into 60,000 (600,000 shares before giving effect to the share consolidation) Class A Ordinary Shares at a conversion price of $1 per share upon the election of conversion. On September 12, 2024, the loan was converted at the conversion price of $1 per share and 60,000 (600,000 shares before giving effect to the share consolidation) Class A Ordinary Shares were issued to Precursor. Simultaneously, the accrued interest of $32,153 was forgiven. For the year ended March 31, 2025, the total amount of offering costs and other general and administrative expenses incurred amounted to $520,547 which will be paid through the loan proceeds. The remaining balance of $79,453, which was not utilized for expenses, will be either paid in cash by Precursor to the Company or otherwise transferred in accordance with the terms of the agreement. As of March 31, 2026, the remaining balance was $0. With over payment of $392, total $79,845 was booked into equity for the year ended March 31, 2026. As of June 30, 2026, the remaining balance was $0.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

TriCore Foundation, LLC

On October 29, 2025, the Company entered into purchase agreement (the “PIPE Purchase Agreement”) with a group of institutional investors (collectively, the “Buyers”), providing for the issuance and sale, in multiple closings, of up to $50,000,000 in stated value of the Company’s newly authorized Preferred Shares. Each share of Series A Preferred has a stated value of $1,000 and is convertible into Ordinary Shares of the Company (“Ordinary Shares”) in accordance with the related Certificate of Designations. The Initial Closing under the PIPE Purchase Agreement provided for the issuance of $1,500,000 in stated value of Series A Preferred, with subsequent closings providing for $500,000 (the “Second Closing”), $4,000,000 (the “Third Closing”) and up to the program maximum in one or more Additional Closings. One of the Buyers under the PIPE Purchase Agreement is TriCore Foundation, LLC (“TriCore”), which is identified in the PIPE Purchase Agreement as the “Affiliate Buyer.” During the year ended March 31, 2026, the Company received gross proceeds of $2,700,000 from TriCore under the PIPE Purchase Agreement for 3,000 Preferred Shares. On March 27, 2026, TriCore converted the 3,000 Preferred Shares into Class A Ordinary Shares. Li Hsien “Larry” Wong, the Company’s Chief Executive Officer and director, has voting and dispositive control over the securities held by TriCore in his capacity as a manager.

On June 22, 2026, pursuant to the PIPE Purchase Agreement and the related Waiver Agreement, the Company received aggregate cash proceeds of $323,000 from TriCore in connection with an Additional Closing relating to 356 Preferred Shares with an aggregate stated value of $356,000. As of June 30, 2026, the 356 Preferred Shares had not been issued and were not reflected as issued and outstanding in the records of the Company’s transfer agent. Accordingly, the proceeds were recorded as preferred stock payable within mezzanine equity as of June 30, 2026.

In addition, as of June 30, 2026, the Company had received $148,000 from TriCore as a partial payment in connection with the Second Closing for 262 Preferred Shares. As of that date, the Second Closing had not been completed and the related Preferred Shares had not been issued. The documentation relating to the Second Closing was subsequently executed on July 29, 2026, and the related Preferred Shares were issued thereafter. Accordingly, the related proceeds were also recorded as preferred stock payable within mezzanine equity.

As of June 30, 2026, TriCore held 927,096 Class A Ordinary Shares (9,270,965 shares before giving effect to the share consolidation) and 0 Preferred Shares.

Li Hsien Wong - Employment Agreement

On August 30, 2024, the Company entered into an Executive Employment Agreement with Mr. Li Hsien Wong, the Chief Executive Officer. The agreement became effective on May 15, 2025 (the “Effective Date”), coinciding with the effectiveness of the Company’s registration statement on Form F-1. Pursuant to the agreement, Mr. Wong is entitled to an annual equity grant of 10,000 Class A Ordinary Shares (100,000 shares before giving effect to the share consolidation). For the calendar year 2025, Mr. Wong will receive an initial grant pro-rated for the period from the Effective Date through December 31, 2025. Subsequent annual grants of 10,000 Class A Ordinary Shares (100,000 shares before giving effect to the share consolidation) are scheduled to be awarded on January 1 of each year during the employment period, subject to continued employment. For the initial grant awarded on the Effective Date, the Company determined the split-adjusted grant-date fair value to be $46.80 per share, based on the market closing price on May 21, 2025. Accordingly, the Company recognized share-based compensation expense of $535,520 related to this grant during the year ended March 31, 2026.

No share-based compensation expense was recorded during the three months ended June 30, 2026.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Strategic Investors

On December 30, 2025, the Company executed the purchase agreement with FNHK Inc., CP COWORK LIMITED and R-OPUS Inc (the “Purchasers”). As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc, a par value of US$0.001 each.

No additional shares were issued to, or consideration received from, the Purchasers during the three months ended June 30, 2026.

Finuvia LLC

The Company had restricted cash of $1,680,000 held in a non-interest-bearing escrow account maintained by Finuvia LLC, an affiliate of Precursor, the Company’s shareholder. During the year ended March 31, 2026, the Company entered into a service agreement with Finuvia LLC (“Finuvia”), an affiliate of Precursor, to   explore the Japan market, for a total amount of $200,000, and for which the Company will pay Finuvia a financial advisory service agreement for a monthly fee of $20,000. The financial advisory agreement expired on May 31, 2026.

On May 2, 2026, the Company entered into a new financial advisory service agreement with Finuvia. The agreement has a term through May 31, 2028 and provides monthly payments by the Company of $20,000 beginning June 1, 2026. The total contractual consideration is $480,000.

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

On March 2, 2026, the lender approved a revised repayment schedule under the original loan agreement. Under the revised repayment schedule, the Company was granted a 20-month principal moratorium, during which it is required to make interest-only payments. Principal repayments will resume in December 2027 in accordance with the revised repayment schedule. As of June 30, 2026, the outstanding loan balance was $469,880.

Loan payable is as follows as of June 30, 2026 and March 31, 2026:

	Interest rate	June 30, 2026	March 31, 2026
HSBC (Hong Kong) - 100% Guarantee Loan	3.000%	$469,880	$470,249

Less: current portion of long-term bank borrowings		(1,505)	(22,192)
Non-current portion of long-term bank borrowings		$468,375	$448,057

Interest expense pertaining to the above bank borrowings for the three months ended June 30, 2026 and 2025 amounted to $3,234 and $3,542, respectively.

Maturities of the loan payable were as follows:

As of June 30,
2027	1,505
2028	32,608
2029	47,714
2030	49,042
2031	50,408
2032 and thereafter	288,603
Total bank borrowings repayments	$469,880

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

On May 1, 2026, the Company, through its subsidiary OFA Japan Inc., entered into a non-cancelable operating lease agreement for office space and one adjacent parking space located in Choshi City, Chiba Prefecture, Japan. The lease has an initial term of two years, commencing on May 1, 2026 and expiring on April 30, 2028. Unless either party provides written notice of termination at least six months prior to the expiration date, the lease will automatically renew for an additional two-year term under the same terms and conditions.

The balances for the operating leases where the Company is the lessee are presented within the balance sheets as follows:

	As of June 30, 2026	As of March 31, 2026
Operating leases:
Operating lease right-of-use assets	$639,255	$635,622

Operating lease liabilities, current	$173,255	$164,391
Operating lease liabilities, noncurrent	467,562	454,404
Total operating lease liabilities	$640,817	$618,795

Weighted average remaining lease term (in years)	4.32	4.52

The components of lease expenses for the three months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,
	2026	2025
Operating lease cost	$57,674	$14,801
Cost of other leases with period less than one year and variable lease costs	13,547	1,820

Total lease expenses	$71,221	$16,621

Weighted average discount rate (%)	3.63%	3.63%

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Supplemental cash flow information related to leases for the three months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$71,221	$16,621
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligation:	$25,026	$-

As of June 30, 2026, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

As of June 30,	Operating Lease
2027	$113,702
2028	150,384
2029	127,954
2030	127,332
2031	131,152
Thereafter	44,038
Total lease payments	694,562
Less: Imputed interest	(53,745)
Present value of lease liabilities	$640,817
Less: current portion	(173,255)
Lease obligations, noncurrent	467,562

As of March 31, 2026, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

As of March 31,	Operating Lease
2027	$183,904
2028	126,973
2029	117,382
2030	117,382
2031	127,163
Total lease payments	672,804
Less: Imputed interest	(54,009)
Present value of lease liabilities	$618,795
Less: current portion	(164,391)
Lease obligations, noncurrent	454,404

NOTE 11. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 Class A Ordinary Shares, par value of $0.01 (the “Class A Ordinary Shares”) and 20,000,000 Class B Ordinary Shares, par value $0.001 per share (the “Class B Ordinary Shares”). As of June 30, 2026 and March 31, 2026, the Company had 2,637,052 (26,370,521 shares before giving effect to the share consolidation) and 2,543,013 (25,430,128 shares before giving effect to the share consolidation) Class A Ordinary Shares issued and outstanding, respectively.

On April 2, 2024, the Company entered a $600,000 bridge loan agreement with Precursor to finance expenses related to the proposed listing. The loan bears interest at an annual rate of 12% and was convertible into 60,000 (600,000 shares before giving effect to the share consolidation) Class A Ordinary Shares at a conversion price of $1 per share upon the election of conversion. On September 12, 2024, Precursor elected to convert the full outstanding principal of $600,000, and 60,000 (600,000 shares before giving effect to the share consolidation) Class A Ordinary Shares were issued. For the year ended March 31, 2025, the total amount of offering costs and other general and administrative expenses incurred amounted to $520,547 which will be paid through the loan proceeds. The remaining balance of $79,453, which was not utilized for expenses, will be either paid in cash by Precursor to the Company or otherwise transferred in accordance with the terms of the agreement. As of June 30, 2026, the remaining balance was $0. With over payment of $392, total $79,845 was booked into equity for the year ended March 31, 2026.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

On March 26, 2026, L&H Inc. delivered a conversion notice electing to convert 110 shares of Series A Preferred Shares, with aggregate stated value of $111,393, reflecting the 110% multiplier, and an aggregate conversion amount of $122,026 inclusive of accrued dividends. On April 9, 2026, the Company issued 37,360 Class A Ordinary Shares (373,601 shares before giving effect to the reverse stock split) pursuant to the conversion, at a conversion price of $0.356 ($0.3622 with respect to the accrued dividend portion).

On March 31, 2026, L&H Inc. delivered a conversion notice electing to convert 150 shares of Series A Preferred Shares, with aggregate stated value of $151,900, reflecting the 110% multiplier, and an aggregate conversion amount of $152,533 inclusive of accrued dividends. On April 9, 2026, the Company issued 46,312 Class A Ordinary Shares (463,117 shares before giving effect to the reverse stock split), pursuant to the conversion, at a conversion price of $0.3622 ($0.3625 with respect to the accrued dividend portion).

On May 1, 2026, L&H Inc. elected to convert 40 shares of Series A Preferred Shares (aggregate stated value of $42,026, reflecting the 110% multiplier, and an aggregate conversion amount of $44,071 inclusive of accrued dividends) were converted at a conversion price of $0.4603 ($0.632 on the dividend portion) into 10,367 Class A Ordinary Shares (103,675 shares before giving effect to the reverse stock split).

Share-based Compensation

For the year ended March 31, 2026, a total of 55,000 shares (550,000 shares before giving effect to the share consolidation) were issued for professional service. Please refer to Note 14 for more information.

No additional share-based compensation was recognized during the three months ended June 30, 2026.

IPO

On May 22, 2025, the Company completed its IPO of 375,000 (3,750,000 shares before giving effect to the share consolidation) Ordinary Shares, at a public offering price of $40.00 ($4.00 per share pre-share consolidation), resulting in gross proceeds of approximately $15.0 million, before underwriting discounts and offering expenses. In connection with the IPO, the underwriters exercised their over-allotment option in full to purchase an additional 56,250 (562,500 shares before giving effect to the share consolidation) Class A Ordinary Shares, at the split-adjusted public offering price of $40.00 ($4.00 per share pre-share consolidation) per share. The over-allotment option exercise closed on June 5, 2025. Deferred offering costs of $266,028 were offset against the proceeds from the IPO.

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

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

In consideration for entering into the Purchase Agreement, the Company have agreed to issue Atsion 250,000 Commitment Shares. If the aggregate value of the Commitment Shares, as determined pursuant to the Purchase Agreement, is less than $1,000,000, then the Company have agreed to pay Atsion the difference in cash. The Company have also agreed to reimburse Atsion for certain expenses. On March 24, 2026, the Company issued 25,000 (250,000 shares before giving effect to the share consolidation) Commitment Shares to Atsion in partial satisfaction of the Commitment Fee. In accordance with the terms of the Purchase Agreement, the Commitment Shares were valued at $4.113 per share — the volume-weighted average price of the Company’s Ordinary Shares over the five trading days immediately preceding the effective date of the related registration statement — for an aggregate value of $102,825. Because the value of the Commitment Shares issued was less than the $1,000,000 Commitment Fee, the remaining unpaid balance of $897,175 was recorded as a commitment fee payable within current liabilities in the condensed consolidated balance sheet as of June 30, 2026.

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

The registration statement was declared effective on June 24, 2026. As of June 30, 2026, the initial $350,000 installment due under the Waiver had not been paid. Accordingly, a payment default occurred under the Waiver. Subsequent to June 30, 2026, Atsion elected to receive Default Shares in respect of the missed $350,000 scheduled payment, rather than accelerate the entire remaining unpaid balance of the Commitment Fee. On August 3, 2026, Atsion requested the issuance of 129,000 Default Shares as the first installment. On August 6, 2026, Atsion requested an additional 120,000 Default Shares as the second installment. Accordingly, Atsion had requested an aggregate of 249,000 Default Shares in respect of the missed scheduled payment as of the date of issuance of these unaudited condensed consolidated financial statements.

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

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(iv) Proposal 4: As an ordinary resolution, subject to the approval of Proposals 1 – 3 by the shareholders, to issue 20,000,000 Class B Ordinary Shares each in the capital of the Company to the Purchasers at par value each, for an aggregate consideration of US$20,000.00; On December 30,2025, the Company executed the purchase agreement with the Purchasers. As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc.

(v) Proposal 5: As an ordinary resolution, (i) the Company be authorized to enter into, execute, deliver and perform all obligations under the Securities Purchase Agreement, the Certificate of Designations and the Registration Rights Agreement (the “RRA,” and together with the Purchase Agreement and the Certificate of Designations, the “Transaction Documents”), in each case substantially in the forms presented to the shareholders; (ii) the Company is authorized to issue and sell up to 50,000 Preferred Shares, having an aggregate stated value of up to US$50,000,000, pursuant to and in accordance with the Transaction Documents (the “Private Placement” or the “Facility”); (iii) any Director and/or officer of the Company be authorized and directed to negotiate, execute and deliver all agreements, documents and instruments necessary or desirable to establish, maintain and draw upon the Private Placement; (iv) any Director and/or officer be authorized to take all such actions (including issuance of Preferred Shares under the authorized Un-designated Shares, determining the rights attached to these preferred shares and submission of Registration Statement with the U.S. Securities and Exchange Commission) as may be necessary or appropriate in connection with the Facility and the Private Placement; (v) the Facility will be subscribed for up to US$18,000,000 by Greentree; and (v) the Facility will be subscribed for up to US$32,000,000 by TriCore. The beneficial owners of TriCore are the three founder shareholders and affiliates of the Company: (A) Li Hsien Wong, (B) Wai Wong Chong, and (C) R-Opus, Inc.;

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

On December 30,2025, the Company executed the purchase agreement with the Purchasers. As of February 2026, the Company had fully received the consideration and issued 6,666,667 Class B Ordinary Shares to FNHK Inc., 6,666,666 Class B Ordinary Shares to CP COWORK LIMITED and 6,666,667 Class B Ordinary Shares to R-OPUS Inc, a par value of US$0.001 each.

As of June 30, 2026 and March 31, 2026, the Company had 20,000,000 Class B Ordinary Shares issued and outstanding.

Preferred Shares — Mezzanine Equity

On October 29, 2025, the Company entered into a PIPE Purchase Agreement with institutional investors to sell up to $50,000,000 in stated value of Series A Preferred Shares (“Preferred Shares”) across multiple closings at $900 per share (stated value $1,000). Preferred Shares have 12% cumulative dividends (default rate 15%); conversion at holder’s option at the lesser of $1.00 (Fixed) or 90% of lowest VWAP over 10 trading days (Variable), floor price $0.20; Company Optional Redemption at 120% of Conversion Amount; Holder Put Right upon uncured Triggering Event at 110% of Conversion Amount; Fundamental Transaction Redemption at 110%; and no voting rights. The Company issued 1,500 Preferred Shares to Greentree for net proceeds of $1,300,000 and 3,000 Preferred Shares to TriCore for net proceeds of $2,700,000.

On February 26, 2026, the Company received net proceeds of $ 227,237 from Greentree for the Third Preferred Shares of the PIPE Purchase Agreement. The proceeds were recorded as liabilities to be settled in 300 shares of convertible redeemable preferred shares within current liabilities in the consolidated balance sheet as of March 31, 2026. 300 shares were issued on February 24, 2026.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

On March 27, 2026, TriCore a Notice of Conversion pursuant to the Certificate of Designations of Preferred Shares (the “Certificate of Designations”). TriCore elected to convert 3,000 Preferred Shares (aggregate stated value of $3,300,000, reflecting a 110% multiplier) into 927,096 Class A Ordinary Shares (9,270,965 shares before giving effect to the share consolidation) at a conversion price of $0.35595 per share. 927,096 Class A Ordinary Shares (9,270,965 shares before giving effect to the share consolidation) were issued to TriCore. No cash proceeds were received by the Company in connection with the conversion.

On March 30, 2026, Greentree elected to convert 420 Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted preferred shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 141,202 Class A Ordinary Shares (1,412,023 shares before giving effect to the share consolidation) upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted preferred shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital).

On June 22, 2026, pursuant to the PIPE Purchase Agreement and the related Waiver Agreement, the Company received aggregate cash proceeds of $323,000 from TriCore in connection with an Additional Closing relating to 356 Preferred Shares with an aggregate stated value of $356,000. As of June 30, 2026, the 356 Preferred Shares had not been issued and were not reflected as issued and outstanding in the records of the Company’s transfer agent. Accordingly, the proceeds were recorded as preferred stock payable within mezzanine equity as of June 30, 2026.

During June 2026, the Company received $148,000 from TriCore in connection with the second closing, relating to 262 Series A Preferred Shares. As of June 30, 2026, such shares had not been issued. Accordingly, the related proceeds were also recorded as preferred stock payable within mezzanine equity.

Attributes of Preferred Shares include but are not limited to the following:

Ranking. The Preferred Shares, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all other classes of shares of the Company, unless the Required Holders (as defined in the Certificate of Designations) consent to the creation of other class of shares in the Company that is senior or equal in rank to the Preferred Shares.

Dividends. The holders of Preferred Shares will be entitled to a 12% per annum dividends. The dividends will be payable to each record holder of the Preferred Shares in cash or in shares of Class A Ordinary Shares or any combination thereof. The Company may, at its option, under certain circumstances, capitalize the dividend by increasing the stated value of the Preferred Shares or elect a combination of the capitalized dividend and a payment in dividend shares. If a Triggering Event (defined below) is continuing, the dividend rate increases to the default rate specified in the Certificate of Designations until cured. If equity conditions are not satisfied for payment in shares on a given dividend date (and the applicable holder does not waive), dividends are capitalized (or paid in cash if expressly provided).

Triggering Events. The Certificate of Designations contains triggering events (each, a “Triggering Event” including certain Bankruptcy Triggering Event (as defined therein)), including but not limited to: (i) failure of a registration statement for the shares of Class A Ordinary Shares underlying to be maintained effective; (ii) the suspension from trading or the failure to list the Class A Ordinary Shares within certain time periods; (iii) failure to declare or pay any dividend when due; (iv) the occurrence of any default under, redemption of or acceleration prior to maturity above agreed thresholds, (v) the Company’s failure to cure a conversion failure of failure to deliver shares of the Class A Ordinary Shares upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Preferred Shares, and (vi) bankruptcy or insolvency of the Company.

From and after the occurrence and during the continuance of any Triggering Event, the Dividend Rate in effect shall automatically be increased to the Default Rate of (i) 15% per annum.

Triggering Event Redemption Right. Upon the occurrence and continuance of and Triggering Event, and following the expiration of any applicable cure period, a Holder has the right, exercisable at its option by written notice to the Company to redeem all or any portion of such Holder’s outstanding stated value of the Preferred Shares for cash. Upon notice, the Company shall immediately redeem in cash all amounts due under the Preferred Shares at a redemption price equal to 110% of the Conversion Amount (as defined in the Certificate of Designations).

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Voting Rights. The holders of the Preferred Shares shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Class A Ordinary Shares, except as provided in the Certificate of Designations (or as otherwise required by applicable law).

The Preferred Shares were accounted for as mezzanine equity in accordance with ASC 480 - Distinguishing Liabilities from Equity.

As of March 31, 2026, the closing price of the Company’s Class A Ordinary Shares was $0.5080 per share before giving effect to the share consolidation. The Company received a Nasdaq minimum bid price deficiency notice on December 17, 2025, with a compliance deadline of June 9, 2026. For the periods that management determined it was probable that the Preferred Shares would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. For all the reporting periods through June 30, 2026, all Preferred Shares were recognized at their maximum redemption value.

During the three months ended June 30, 2026 and 2025, the Company recognized dividends of $33,000 and nil, respectively, on the Preferred Shares. During the same periods, the Company recorded decreases of $33,857 and nil, respectively, in the carrying amount of the Preferred Shares as a result of adjustments to their redemption value.

Conversion of Preferred Shares

On March 30, 2026, Greentree elected to convert 420 Preferred Shares into Class A Ordinary Shares of the Company pursuant to the Certificate of Designations. The aggregate conversion amount of $511,429 was comprised of the stated value of the converted preferred shares of $421,520 (reflecting the 110% multiplier set forth in the Certificate of Designations) and accrued and unpaid dividends of $47,557. Based on a conversion price of $0.3622 per share, the Company issued 141,202 Class A Ordinary Shares (1,412,023 shares before giving effect to the share consolidation) upon conversion, which were delivered electronically through the facilities of The Depository Trust Company. No cash proceeds were received by the Company in connection with the conversion, and the carrying amount of the converted preferred shares, together with the related accrued dividends, was reclassified to permanent equity (Class A Ordinary Shares and additional paid-in capital). As of June 30, 2026 and March 31, 2026, Greentree held 176,202 Class A Ordinary Shares (1,762,023 shares before giving effect to the share consolidation) and 1,080 Preferred Shares.

On March 27, 2026, TriCore elected to convert 3,000 Preferred Shares (aggregate stated value of $3,300,000, reflecting a 110% multiplier) into 927,096 Class A Ordinary Shares (9,270,965 shares before giving effect to the share consolidation) at a conversion price of $0.35595 per share. The Ordinary Shares were issued in certificated form to TriCore.

On March 26, 2026, L&H Inc. delivered a conversion notice electing to convert 110 Preferred Shares, with aggregate stated value of $111,393, reflecting the 110% multiplier, and an aggregate conversion amount of $122,026 inclusive of accrued dividends. On April 9, 2026, the Company issued 37,360 Class A Ordinary Shares (373,601 shares before giving effect to the share consolidation) pursuant to the conversion, at a conversion price of $0.356 ($0.3622 with respect to the accrued dividend portion).

On March 31, 2026, L&H Inc. delivered a conversion notice electing to convert 150 Preferred Shares, with aggregate stated value of $151,900, reflecting the 110% multiplier, and an aggregate conversion amount of $152,533 inclusive of accrued dividends. On April 9, 2026, the Company issued 46,312 Class A Ordinary Shares (463,117 shares before giving effect to the share consolidation), pursuant to the conversion, at a conversion price of $0.3622 ($0.3625 with respect to the accrued dividend portion).

On May 1, 2026, L&H Inc. elected to convert 40 Preferred Shares (aggregate stated value of $42,026, reflecting the 110% multiplier, and an aggregate conversion amount of $44,071 inclusive of accrued dividends) were converted at a conversion price of $0.4603 ($0.632 on the dividend portion) into 10,367 Class A Ordinary Shares (103,675 shares before giving effect to the share consolidation).

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 12. BASIC AND DILUTED LOSS PER SHARE

The share consolidation has been applied retroactively to the weighted average number of Class A Ordinary Shares outstanding and to loss per Class A Ordinary Share for all periods presented. The Class B Ordinary Shares were not subject to the share consolidation, and accordingly the weighted average number of Class B Ordinary Shares outstanding has not been adjusted.

Basic and diluted loss per share have been calculated in accordance with ASC 260 on computation of loss per share for the three months ended June 30, 2026 and 2025 are calculated as follows:

	For the three months ended June 30,
	2026	2025
Class A Ordinary Shares
Net loss attributable to the Class A ordinary shareholders, basic and diluted	(1,902,008)	(1,727,777)
Weighted average shares outstanding, Class A Ordinary Shares	2,647,873	1,150,672
Basic and diluted net loss per share, Class A Ordinary Shares	$(0.72)	$(1.50)

Class B Ordinary Shares
Net loss attributable to the Class B ordinary shareholders, basic and diluted	-	-
Weighted average shares outstanding, Class B Ordinary Shares	20,000,000	-
Basic and diluted net loss per share, Class B Ordinary Shares	-	-

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

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Japan

The Company’s subsidiaries incorporated in Japan are subject to Japanese national and local corporate income taxes on their worldwide taxable income. For qualifying small and medium-sized enterprises with paid-in capital of JPY100 million or less, the national corporate tax rate is 15% on annual taxable income up to JPY8 million and 23.2% on annual taxable income exceeding JPY8 million. Including local corporate tax, corporate inhabitant tax, enterprise tax, special corporate enterprise tax and special defense corporate tax, the effective statutory tax rate generally ranges from approximately 21.94% to 34.43% for fiscal years beginning on or after April 1, 2026, depending on the amount of taxable income and the applicable local tax rates.

The income tax provision consisted of the following:

For the three months ended June 30,
	2026	2025
Current
U.S.	$-	$-
Cayman	-	-
PRC	4	-
Hong Kong	-	-
Japan	-	-
Deferred
U.S.	-	-
Cayman	-	-
PRC	-	-
Hong Kong	-	-
Japan	-	-
Provision for income taxes	$4	$-

The Company measures deferred tax assets and liabilities based on the difference between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows as of June 30, 2026 and March 31, 2026:

Deferred tax assets:	As of June 30, 2026	As of March 31, 2026

Net operating loss carryforwards	$1,515,242	$239,019
Total deferred tax assets	1,515,242	239,019
Less: valuation allowance	(1,515,242)	(239,019)
Deferred tax assets, net	$-	$-

There was no income tax payable as of June 30, 2026 and March 31, 2026.

As of June 30, 2026, the Company had accumulated net operating loss carryforwards of approximately $2020,780,530.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The following table reconciles statutory rates to the Company’s effective tax:

	For the three months ended June 30,
	2026	2025
Profit (loss) before income taxes	$(1,901,147)	$(1,727,777)
Change in estimated taxes upon return finalization	(1,190,331)	-
Income tax expense computed at applicable statutory tax rates	(94,826)	(1,112,430)
Reconciling items:
Change in valuation allowance	1,285,153	1,112,430
Income tax expense	$(4)	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and March 31, 2026, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the three months ended June 30, 2026 and 2025. The Company also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2026.

NOTE 14. SHARE-BASED COMPENSATION

On September 25, 2024, the Company issued 130,000 (1,300,000 shares before giving effect to the share consolidation) Class A Ordinary Shares for professional services provided for the initial public offering. The total fair value of the shares issued was $85,800, based on a fair value of $0.66 per share as determined by an independent third party. The following table summarizes the key assumptions used to determine the fair value of the awards:

Fair value per share	0.66
Discount rate (after tax)	15%
Discount for lack of marketability (“DLOM”)	28%

On April 28, 2025, the Agreement with Greentree, pursuant to which Greentree agreed to provide professional services regarding compliance with U.S. GAAP and SEC rules. As consideration for these services, the Company issued 20,000 (200,000 shares before giving effect to the share consolidation) shares of its Class A Ordinary Shares to Greentree. The service fees were considered fully earned upon the execution of the Agreement. The Company recognized stock-based compensation expense based on the split-adjusted fair value of the shares at $40.00 ($4.00 per share pre-Share consolidation) per share, referencing the offering price on May 19, 2025, the date the Company’s shares commenced trading. Accordingly, the Company recognized stock-based compensation expense of $800,000 related to this grant during the period ended December 31, 2025. On December 18, 2025, the Company and Greentree entered into the Addendum. Under the terms of the Addendum, the Company agreed to issue an additional 35,000 (350,000 shares before giving effect to the share consolidation) shares of Class A Ordinary Shares to Greentree as a professional service fee. These shares were issued and vested immediately upon the signing of the Addendum. Accordingly, the Company recognized share-based compensation expense of $220,500 (the shares were valued at a split-adjusted price of $6.30 per share based on the closing market price on the date of issuance) related to this grant during the year ended March 31, 2026.

On August 30, 2024, the Company entered into an Executive Employment Agreement with Mr. Li Hsien Wong, the Chief Executive Officer. The agreement became effective on May 15, 2025, coinciding with the effectiveness of the Company’s registration statement on Form F-1. Pursuant to the agreement, Mr. Wong is entitled to an annual equity grant of 10,000 Class A Ordinary Shares (100,000 shares before giving effect to the share consolidation). For the calendar year 2025, Mr. Wong will receive an initial grant pro-rated for the period from the Effective Date through December 31, 2025. Subsequent annual grants of 10,000 (100,000 shares before giving effect to the share consolidation) Class A Ordinary Shares are scheduled to be awarded on January 1 of each year during the employment period, subject to continued employment. For the initial grant awarded on the Effective Date, the Company determined the split-adjusted grant-date fair value to be $46.80 per share, based on the market closing price on May 21, 2025. Accordingly, the Company recognized share-based compensation expense of $535,520 related to this grant during the year ended March 31, 2026.

No share-based compensation expense was recorded during the three months ended June 30, 2026.

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2026, the Company had an unpaid balance of $5,501,361 related to the acquisition of intangible assets, which was recorded within accrued liabilities on the condensed consolidated balance sheet. See Notes 6 and 7.

In addition, the Company entered into a financial advisory agreement with Finuvia LLC covering the period from June 2026 through May 2028, with total contractual fees of $480,000. See Note 8.

Except for the commitment fee payable to Atsion (Note 11), the Company had no significant capital or other commitments as of June 30, 2026.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its financial position, cash flows or results of operations on an individual basis or in the aggregate. As of June 30, 2026 and March 31, 2026, the Company is not a party to any material legal or administrative proceedings.

NOTE 16. SEGMENT INFORMATION

In accordance with ASC 280-10, Segment Reporting: Overall, the CODM reviews the consolidated results of operations when making decisions about allocating resources and assessing performance of the Company as a whole; hence, the Company has only one operating segment.

The Company’s segment operating income (loss) ,which is the primary performance metric utilized by management and the Company’s chief operating decision maker (“CODM”) to assess segment performance and make decisions regarding resource allocation. Gross profit is also reviewed by management for operational analysis. The Company concluded that the CODM is Mr. Li Hsien “Larry” Wong, CEO.

Summarized financial information concerning the Company’s reportable segments is shown as below:

1)	By Business Unit:

	As of June 30, and for the three months ended June 30,
Item	2026	2025
Revenue	$14,879	$18,955
Cost of revenue	3,977	12,697
Gross profit	10,902	6,258
Operating expenses	1,915,125	1,739,771
Segment operating loss	(1,904,223)	(1,733,513)
Segment other income (expense)	3,076	5,736
Segment assets	19,812,057	14,747,181

OFA GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

2)	Revenue by Geography:

	For the three months ended June 30,
	2026	2025
Hong Kong/Asia-Pacific	14,879	$18,955
United States	-	-
Total	14,879	$18,955

a.	The Company’s key revenues streams are as below:

	For the three months ended June 30,
	2026	2025
Project Income
Design and fit-out	3,330	11,522
Others	11,549	7,433
Total	$14,879	$18,955

b.	Major customers representing at least 10% of net revenue

Period	Project Name	Revenue Type	Property Type	Percentage of Total Revenue
For the three months ended June 30, 2026	YCH 24th Term Board of Directors Social Services Centre	Application	Industrial	29.95%
	Yan Chai Hospital	Project management	Commercial	47.66%

For the three months ended June 30, 2025	Hang Cheong Factory BD Submission	Application	Industrial	39.21%
	Dior Hong Kong Bespoke Lounge Project	Design and fit-out	Commercial	33.18%

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements are issued. Other than the material subsequent events disclosed above in the notes to financial statements and below, the Company identified no other material subsequent events requiring recognition or disclosure.

Under the Company’s agreement with Atsion Opportunity Fund LLC, an installment payment of $350,000 became due following the effectiveness of the related registration statement on June 24, 2026 and remained unpaid as of June 30, 2026. Subsequent to June 30, 2026, Atsion elected to receive Class A Ordinary Shares in settlement of the overdue installment rather than accelerate the remaining unpaid commitment fee. On August 3, 2026, Atsion requested the issuance of 129,000 Default Shares as the first installment. On August 6, 2026, Atsion requested the issuance of an additional 120,000 Default Shares as the second installment. On August 10, 2026, Atsion requested the issuance of the remaining 51,000 Default Shares. Accordingly, Atsion had requested an aggregate of 300,000 Default Shares in connection with the overdue installment as of the date these unaudited condensed consolidated financial statements were issued.

On July 31,2026, the 356 Series A Convertible Preferred Shares associated with TriCore’s additional closing completed in June 2026, as described in Notes 8 and 11, were converted into 406,645 (4,066,458 shares before giving effect to the share consolidation) Class A Ordinary Shares.

On August 13, 2026, pursuant to the Atsion Purchase Agreement, the Company consummated the transaction with Atsion, issuing an aggregate of 450,000 Class A Ordinary Shares to Atsion.

The Company’s initial deadline to regain compliance with Nasdaq’s minimum bid price requirement was June 9, 2026. The Company did not regain compliance during the initial compliance period. On July 27, 2026, the Company announced that it would implement a one-for-ten share consolidation, effective July 31, 2026, in support of its efforts to maintain the listing of its Class A Ordinary Shares on the Nasdaq Capital Market. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company had not received written confirmation from Nasdaq that it had regained compliance with the minimum bid price requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the three months ended June 30, 2026 and 2025 and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company as of June 30, 2026 and March 31, 2026 and for the three months ended June 30, 2026 and 2025. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed below and elsewhere in this quarterly report, particularly under “Risk Factors.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Critical Accounting Policies and Critical Accounting Judgments and Estimates

The Company prepared the condensed consolidated financial statements in accordance with U.S. GAAP. These accounting principles require the Company to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each period, and the reported amounts of revenues and expenses during each period. The Company continually evaluates these judgments and estimates based on its own historical experience, knowledge and assessment of current business and other conditions, its expectations regarding the future based on available information, which together form its basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of the accounting policies require a higher degree of judgment than others in their application.

Critical accounting policies

When reading our condensed consolidated financial statements, you should consider our selection of critical accounting policies, including revenue recognition, contract assets, contract liabilities, mezzanine equity and income taxes, of which the details are set out in our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

See the discussion of recently issued accounting pronouncements contained in Note 2 to the unaudited condensed consolidated financial statements for the three months ended June 30, 2026 and 2025.

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

Service Arrangement Settled in Digital Assets

During the year ended March 31, 2026, the Company, acting through its Hearth RWA tokenization platform, entered into the Tokenization Agreement, dated March 31, 2026, with the MD Queens to provide blockchain-based tokenization infrastructure and related technology services in connection with MD Queens’ mixed-use real estate development project located in Long Island City, New York. Under the Tokenization Agreement, the Company is entitled to a non-refundable Platform Technology Fee of $15,000,000, payable in two equal installments and settleable in U.S. dollars or cryptocurrency.

On May 8, 2026, the Company entered into the Vero 60 Agreement with Vero 60 to provide blockchain-based tokenization technology infrastructure services for the Vero 60 Project. This agreement provides for a Platform Technology Fee of $7.5 million, payable in two installments of $3.75 million each upon satisfaction of the applicable contractual milestones.

The consideration received under these arrangements constitutes noncash consideration under ASC 606. Noncash consideration is measured at the fair value of the consideration received at contract inception.

MD Queens elected to settle the first installment of the Platform Technology Fee under the Tokenization Agreement through the transfer of 12,500,000 PPDF tokens on March 31, 2026. On May 13, 2026, the Company received an additional 6,250,000 PPDF tokens in connection with the first $3,750,000 installment under the Vero 60 Agreement. The PPDF tokens were issued by the customer and were established on March 25, 2026, shortly before the initial transfer to the Company. As of their respective dates of receipt, the PPDF tokens did not have sufficient established trading history, were not traded in an active market and were subject to significant liquidity restrictions. Based on these factors, the Company determined that the fair value of the noncash consideration received under both agreements was not reliably measurable as of June 30, 2026.

Because the services under the Tokenization Agreement had not been performed as of June 30, 2026, and the Company had performed only internal preparatory activities and had not made any substantive deliverables to the client under the Vero 60 Agreement, the Company did not recognize any revenue with respect to either service arrangement for the period. Consistent with its policy for consideration received in advance of performance, the arrangements were treated as contract liabilities; however, because the fair value of the consideration received could not be reliably measured, the contract liabilities and the related digital assets were recorded at zero carrying amounts as of June 30, 2026. Accordingly, no contract liabilities were recognized based on the stated values of the installments received, which were $7,500,000 under the Tokenization Agreement and $3,750,000 under the Vero 60 Agreement.

The Company will reassess these arrangements in subsequent periods. Revenue, and any associated remeasurement of the consideration received, will be recognized when (i) the related performance obligation are satisfied and (ii) the fair value of the consideration received becomes reliably measurable, such as upon the development of an active trading market for the PPDF or upon disposition. Any subsequent recognition could differ materially from the stated contract value, and the ultimate amount realized, if any, is subject to significant uncertainty. There is no guarantee that any revenues will be generated under the arrangement or the PPDF will increase or maintain its value.

Results of Operations

Comparison of The Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of the results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,			% of
	2026	2025	Variance	variance
Revenue	$14,879	$18,955	$(4,076)	(21.50)%
Cost of revenue	3,977	12,697	(8,720)	(68.68)%
Gross profit	10,902	6,258	4,644	74.21%

Operating expenses
Depreciation and amortization	924,586	40	924,546	N/M
Selling, general and administrative	243,574	173,031	70,543	40.77%
Professional services	254,035	1,167,823	(913,788)	(78.25)%
Advertising and marketing	43,135	57,988	(14,853)	(25.61)%
Salaries and wages	449,795	340,889	108,906	31.95%
Total operating expenses	1,915,125	1,739,771	175,354	10.08%

Loss from operations	(1,904,223)	(1,733,513)	(170,710)	9.85%

Other income (expense)
Other income	6,306	9,026	(2,720)	(30.14)%
Interest expense	(3,234)	(3,542)	308	(8.70)%
Interest income	4	252	(248)	(98.41)%
Total other income (expense), net	3,076	5,736	(2,660)	(46.37)%

Loss before income tax expense	(1,901,147)	(1,727,777)	(173,370)	10.03%
Income tax expense	(4)	-	(4)	N/M
Net loss	$(1,901,151)	$(1,727,777)	$(173,374)	10.03%

Revenue

The following table sets forth the breakdown of the revenue by major revenue type for the three months ended June 30, 2026 and 2025, respectively:

	For the three months ended June 30,
	2026		2025		Variance
	(US$)	% of revenue	(US$)	% of revenue	Amount	%
Revenue
Design and fit-out	3,330	22.38%	11,522	60.79%	(8,192)	(71.10)%
Others	11,549	77.62%	7,433	39.21%	4,116	55.37%
Total revenue	14,879	100.00%	18,955	100.00%	(4,076)	(21.50)%

The Company’s revenue decreased by $4,076, or 21.50%, from $18,955 for the three months ended June 30, 2025 to $14,879 for the three months ended June 30, 2026. The decrease was primarily attributable to lower revenue from design and fit-out services, partially offset by increased revenue from application and project management services. Revenue may continue to fluctuate from period to period based on the timing, size and stage of individual projects.

The Company’s backlog of ongoing projects provides a certain degree of revenue stability going forward. As of June 30, 2026, the Company had 7 projects in progress with a total contract amount of $615,538 and recognized the related revenue of $45,698 up to the three months ended June 30, 2026. The Company expects that such projects in progress as of June 30, 2026 will be completed and the remaining related revenue of $569,840 will be recognized during the year ending March 31, 2027. While overall market conditions remain uncertain, due to the recovery in client activities, new projects are secured, which may support revenue growth in the coming periods.

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

Revenue from design and fit-out services decreased by $8,192, or 71.10%, from $11,522 for the three months ended June 30, 2025 to $3,330 for the three months ended June 30, 2026. The decrease primarily reflected the timing and level of design and fit-out project activity during the current period compared with the prior-year period.

Other revenue, consisting principally of application and project management services, increased by $4,116, or 55.37%, from $7,433 for the three months ended June 30, 2025 to $11,549 for the three months ended June 30, 2026. The increase partially offset the decline in design and fit-out revenue.

The decrease in revenue is primarily attributable to the cyclical nature of the Company’s project-based business model. Revenue from architectural design and fit-out services is inherently lumpy and subject to the timing of contract execution, project commencement, and milestone achievement. The quarter ended June 30, 2026 reflected a transitional period in which several legacy Hong Kong projects reached completion while new engagements — including overseas contracts signed in early 2026 — had not yet progressed to revenue-generating milestones. This pattern is consistent with the Company’s historical experience, where revenue concentration tends to be weighted toward the second half of the fiscal year as new projects ramp up and reach billable stages. Management does not view the quarter-over-quarter decline as indicative of a structural deterioration in demand, but rather a function of project lifecycle timing and the Company’s ongoing geographic diversification efforts.

The following table presents revenue by property type for the three months ended June 30, 2026 and 2025, respectively:

	For the three months ended June 30,
	2026		2025		Variance
	(US$)	% of revenue	(US$)	% of revenue	Amount	%
Revenue
Commercial	$7,091	47.66%	$8,122	42.85%	$(1,031)	(12.69)%
Industrial	4,457	29.95%	7,432	39.21%	(2,975)	(40.03)%
Institutional	-	-%	-	-%	-	-
Residential	3,331	22.39%	3,401	17.94%	(70)	(2.06)%
Total revenue	$14,879	100.00%	$18,955	100.00%	$(4,076)	(21.50)%

Revenue from commercial projects decreased by $1,031, or 12.69%, from $8,122 for the three months ended June 30, 2025 to $7,091 for the three months ended June 30, 2026. The decrease reflected lower commercial project activity during the current period.

Revenue from industrial projects decreased by $2,975, or 40.03%, from $7,432 for the three months ended June 30, 2025 to $4,457 for the three months ended June 30, 2026. The decrease primarily reflected the timing and volume of industrial project work performed during the current period.

No revenue from institutional projects was recognized during either of the three months ended June 30, 2026 or 2025.

Revenue from residential projects decreased by $70, or 2.06%, from $3,401 for the three months ended June 30, 2025 to $3,331 for the three months ended June 30, 2026. Residential project revenue remained relatively stable between the two periods.

Cost of revenue

The following table sets forth the breakdown of the cost of revenue for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026		2025		Variance
	(US$)	% of cost of revenue	(US$)	% of cost of revenue	Amount	%
Cost of revenue
Subcontracting and material costs	$2,935	73.80%	$4,000	31.50%	$(1,065)	(26.63)%
Project staff costs	1,042	26.20%	8,697	68.50%	(7,655)	(88.02)%
Total cost of revenue	$3,977	100.00%	$12,697	100.00%	$(8,720)	(68.68)%

Cost of revenue decreased by $8,720, or 68.68%, from $12,697 for the three months ended June 30, 2025 to $3,977 for the three months ended June 30, 2026. The decrease was greater than the decline in revenue and primarily reflected lower project staff costs and subcontracting and material costs during the current period.

The Company generally outsources fit-out work to internally approved subcontractors. Subcontracting costs represent charges and fees paid to subcontractors that provide labor and services for fit-out work, and material costs represent amounts paid to suppliers for fit-out materials. Subcontracting and material costs decreased by $1,065, or 26.63%, from $4,000 for the three months ended June 30, 2025 to $2,935 for the three months ended June 30, 2026, primarily reflecting the lower level and mix of project activity during the current period.

Project staff costs represent salaries and mandatory provident fund contributions for project management and design personnel directly involved in providing project services. Project staff costs decreased by $7,655, or 88.02%, from $8,697 for the three months ended June 30, 2025 to $1,042 for the three months ended June 30, 2026, primarily due to lower direct staffing costs allocated to active projects during the current period.

Gross profit

Gross profit from major revenue type is summarized as follows:

	For the Three Months Ended June 30,			% of
	2026	2025	Variance	Variance
Design and fit-out
Gross profit	$340	$(425)	$765	(180.00)%
Gross profit margin	10.21%	(3.69)%	13.90%

Others
Gross profit	$10,562	$6,683	$3,879	58.04%
Gross profit margin	91.45%	89.91%	1.54%

Total
Gross profit	$10,902	$6,258	$4,644	74.21%
Gross profit margin	73.27%	33.02%	40.25%

Total gross profit increased by $4,644, or 74.21%, from $6,258 for the three months ended June 30, 2025 to $10,902 for the three months ended June 30, 2026. Gross profit margin increased by 40.25 percentage points, from 33.02% to 73.27%. The increase reflected the greater contribution from higher-margin application and project management services and the significant reduction in project staff costs, partially offset by lower total revenue.

The improvement in gross profit margin also reflected the current-period revenue mix and lower direct project costs. Other revenue represented 77.62% of total revenue for the three months ended June 30, 2026, compared with 39.21% in the prior-year period, while project staff costs decreased substantially. These factors increased gross profit despite the decline in total revenue.

Gross profit from major project type is summarized as follows:

	For the three months ended June 30,			% of
	2026	2025	Variance	variance
Commercial
Gross profit	$6,050	$(2,469)	$8,519	(345.04)%
Gross profit margin	85.32%	(30.40)%	115.72%

Industrial
Gross profit	$4,457	$7,432	$(2,975)	(40.03)%
Gross profit margin	100.00%	100.00%	0.00%

Institutional
Gross profit	$-	$-	$-	-
Gross profit margin	-	-	-

Residential
Gross profit	$395	$1,295	$(900)	(69.50)%
Gross profit margin	11.86%	38.08%	(26.22)%
Total
Gross profit	$10,902	$6,258	$4,644	74.21%
Gross profit margin	73.27%	33.02%	40.25%

Gross profit from commercial projects improved by $8,519, from a gross loss of $2,469 for the three months ended June 30, 2025 to gross profit of $6,050 for the three months ended June 30, 2026. The gross profit margin increased from (30.40%) to 85.32%, primarily reflecting the mix of commercial work and lower direct project costs in the current period.

Gross profit from industrial projects decreased by $2,975, or 40.03%, from $7,432 for the three months ended June 30, 2025 to $4,457 for the three months ended June 30, 2026. The gross profit margin was 100.00% in both periods based on the costs allocated to these projects.

No gross profit from institutional projects was recognized during either of the three months ended June 30, 2026 or 2025.

Gross profit from residential projects decreased by $900, or 69.50%, from $1,295 for the three months ended June 30, 2025 to $395 for the three months ended June 30, 2026. Gross profit margin decreased from 38.08% to 11.86%, primarily reflecting the mix and stage of residential work performed during the current period.

No gross profit from land projects was recognized during either of the three months ended June 30, 2026 or 2025.

Operating expenses

Operating expenses consist of the following:

	For the three months ended June 30,			% of
	2026	2025	Variance	variance
Depreciation and amortization	$924,586	$40	$924,546	N/M %
Selling, general and administrative	243,574	173,031	70,543	40.77%
Professional services	254,035	1,167,823	(913,788)	(78.25)%
Advertising and marketing	43,135	57,988	(14,853)	(25.61)%
Salaries and wages	449,795	340,889	108,906	31.95%
Total operating expenses	$1,915,125	$1,739,771	$175,354	10.08%

Depreciation and amortization increased by $924,546, from $40 for the three months ended June 30, 2025 to $924,586 for the three months ended June 30, 2026. The increase primarily resulted from depreciation and amortization of property and equipment and intangible assets placed in service after the prior-year period.

Selling, general and administrative expenses increased by $70,543, or 40.77%, from $173,031 for the three months ended June 30, 2025 to $243,574 for the three months ended June 30, 2026. The increase primarily reflected higher administrative and corporate operating costs associated with the Company’s expanded operations.

Professional services decreased by $913,788, or 78.25%, from $1,167,823 for the three months ended June 30, 2025 to $254,035 for the three months ended June 30, 2026. The decrease primarily reflected higher legal, accounting, consulting and public-company readiness costs incurred in the prior-year period in connection with the Company’s IPO and related regulatory matters.

Advertising and marketing expenses decreased by $14,853, or 25.61%, from $57,988 for the three months ended June 30, 2025 to $43,135 for the three months ended June 30, 2026, primarily due to lower marketing and promotional spending during the current period.

Salaries and wages increased by $108,906, or 31.95%, from $340,889 for the three months ended June 30, 2025 to $449,795 for the three months ended June 30, 2026. The increase primarily reflected additional personnel and compensation costs associated with the Company’s expanded operations, including its U.S. activities.

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

Other income (expense)

Other income (expense) primarily consists of other income, interest income and interest expense.

Interest income. The Company recorded interest income of $4 and $252 for the three months ended June 30, 2026 and 2025, respectively.

Interest expense on bank borrowings. Interest expense was $3,234 and $3,542 for the three months ended June 30, 2026 and 2025, respectively.

Other income includes miscellaneous income recognized during the respective periods.

Other income. The Company recorded other income of $6,306 and $9,026 for the three months ended June 30, 2026 and 2025, respectively.

Income tax expense. Our Company is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, our Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Our operating subsidiary, Office for Fine Architecture Limited, is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. Hong Kong profit tax rates are 8.25% on assessable profits up to $255,102 (HK$2,000,000), and 16.5% on any part of assessable profits over $255,102 (HK$2,000,000). The Company believes there were no uncertain tax positions as of June 30, 2026 and 2025, respectively.

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

The Company’s subsidiaries incorporated in Japan are subject to Japanese national and local corporate income taxes on their worldwide taxable income. For qualifying small and medium-sized enterprises with paid-in capital of JPY100 million or less, the national corporate tax rate is 15% on annual taxable income up to JPY8 million and 23.2% on annual taxable income exceeding JPY8 million. Including applicable local taxes, the effective statutory tax rate generally ranges from approximately 21.94% to 34.43% for fiscal years beginning on or after April 1, 2026, depending on taxable income and the applicable local tax rates.

The Company believes there were no uncertain tax positions as of June 30, 2026 and March 31, 2026. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months. The Company is not currently under examination by an income tax authority and has not been notified that an examination is contemplated.

Net loss. As a result of the foregoing, the Company reported a net loss of $1,901,151for the three months ended June 30, 2026, compared with a net loss of $1,727,777 for the three months ended June 30, 2025.

Other comprehensive loss. Foreign currency translation adjustment amounted to $1,335 and ($11,524) for the three months ended June 30, 2026 and 2025, respectively. For the 2026 period, the Company translated the financial statements of its foreign operations using period-end exchange rates of US$1.00 to HK$7.84, RMB6.79 and JPY162.58, and average exchange rates of US$1.00 to HK$7.84, RMB6.80 and JPY159.44. For the 2025 comparative period, the applicable period-end and average Hong Kong dollar exchange rates were US$1.00 to HK$7.84 and US$1.00 to HK$7.80, respectively; the PRC and Japan subsidiaries were not included in the comparative period. Changes in the HK$, RMB and JPY exchange rates relative to the U.S. dollar may affect the Company’s reported financial results without reflecting an underlying change in its business or operating performance.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through equity financings, bank borrowings and related-party funding. The Company expects to support future operations through available cash, cash generated from operations, existing financing arrangements and additional capital-raising activities, as needed. The availability and terms of additional financing are subject to market conditions and the satisfaction of applicable contractual conditions.

As reflected in the unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,901,151 for the three months ended June 30, 2026, compared with a net loss of $1,727,777 for the three months ended June 30, 2025. As of June 30, 2026, the Company had unrestricted cash of $178,057 and restricted cash of $1,680,000, compared with unrestricted cash of $1,033,466 and restricted cash of $1,680,000 as of March 31, 2026. The Company had a working capital deficit of $4,577,805 as of June 30, 2026, compared with a working capital deficit of $4,111,677 as of March 31, 2026. Working capital requirements are influenced by the size of the Company’s operations, the volume and value of sales contracts, the progress of customer contracts and the timing of collections and payments.

As of June 30, 2026, the Company had outstanding bank borrowings of $469,880, of which $1,505 was payable within one year and $468,375 was payable after one year. The bank borrowings bear interest at an annual rate of 3.000%.

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

On June 9, 2026, the Company received the Letter from the Staff notifying the Company that the Company is eligible for the Second Compliance Period, or until the Compliance Date, to regain compliance, based on the Staff’s determination of the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Second Compliance Period, by effecting a share consolidation, if necessary. The Letter has no immediate impact on the listing of the Company’s Ordinary Shares on Nasdaq. If at any time during the Second Compliance Period the closing bid price of the Company’s Ordinary Shares is at least $1.00 per share for a minimum of 10 consecutive business days (which may be extended to be a period of up to 20 consecutive business days in the discretion of the Staff), Nasdaq will provide the Company with written confirmation of compliance. The Letter does not result in the immediate delisting of the Company’s Class A Ordinary Shares, and the shares will continue to trade uninterrupted under the symbol “OFAL.”

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

On May 21, 2026, at an extraordinary general meeting, the shareholders approved and authorized the Board to effect a one-for-ten share consolidation of the Company’s Class A Ordinary Shares. On July 27, 2026, the Company announced that the share consolidation would become effective at 12:01 a.m. Eastern Time on July 31, 2026. All Class A share and per-share amounts presented in the condensed consolidated financial statements have been retroactively adjusted to reflect the share consolidation.

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

In response to the net loss of $1,901,151 for the three months ended June 30, 2026 and the working capital deficit of $4,577,805 as of June 30, 2026, the Company has implemented, and continues to pursue, measures designed to strengthen its liquidity and capital position.

First, in May 2025 the Company completed its IPO, generating net proceeds of approximately $15.3 million that materially strengthened its cash position and capital base. Second, the Company has secured access to committed equity financing: (i) on October 29, 2025, it entered into the PIPE Purchase Agreement with Greentree and TriCore, providing for the issuance and sale, in multiple closings, of up to $50,000,000 in stated value of Preferred Shares; and (ii) on July 14, 2025, it entered into a Purchase Agreement with Atsion, establishing the Equity Facility. The Equity Facility is entirely at the Company’s discretion and does not represent a committed obligation or guaranteed proceeds; amounts are drawn, if at all, solely at the Company’s election and subject to the terms of the Atsion Purchase Agreement. Third, through the arrangement with the Contractor, the Company intends to commercialize the platform and to transition a portion of its design operations from a traditional project-based model toward a scalable, subscription-based AI software offering, which management expects to broaden the Company’s revenue base and support its longer-term growth and liquidity objectives. Fourth, the Company continues to generate recurring revenue from its core design, fit-out, project-management and platform services, and is expanding beyond Hong Kong into the Greater Bay Area and international markets to diversify its revenue base. In addition to its U.S. operations, the Company maintains business activities and market presence in Hong Kong and Japan through its subsidiaries, strategic partnerships, and project development initiatives. Fifth, holders of the Company’s Preferred Shares have elected to convert a portion of their holdings into Class A Ordinary Shares, reducing the Company’s potential cash redemption obligations. Finally, the Company continues to actively manage operating expenditures and discretionary spending—including staffing, subcontractor and marketing costs—to preserve liquidity, and it retains access to existing bank credit facilities and may pursue short-term bridge financing if required. Based on these plans, which management believes are probable of being effectively implemented, management believes the Company will have sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these consolidated financial statements are issued. The Company is well-positioned to support its operations and execute its growth strategies over at least the next twelve months. As a result, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern, and accordingly the unaudited condensed consolidated financial statements do not include any related adjustments.

The following table sets forth a summary of the cash flows for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Net cash used in operating activities	$(1,331,758)	$(12,647,578)
Net cash used in investing activities	$(3,264)	$(1,442)
Net cash provided by financing activities	$471,000	$15,308,000
Net increase (decrease) in cash and restricted cash	$(864,022)	$2,658,980
Effect of currency translation on cash and cash equivalents	$8,613	$(19,567)
Cash and restricted cash at the beginning of the period	$2,713,466	$31,950
Cash and restricted cash at the end of the period	$1,858,057	$2,671,363

As of June 30, 2026, the Company had total cash and restricted cash of $1,858,057, compared with $2,713,466 as of March 31, 2026. Of this amount, $178,057 represented unrestricted cash available for general corporate and working-capital purposes, and $1,680,000 represented restricted cash held in a non-interest-bearing escrow account maintained at East West Bank by Finuvia LLC, an affiliate of Precursor, a shareholder of the Company. The restricted cash is not available for general use and is subject to release only upon satisfaction of the conditions specified in the underlying agreements. The Company had a working capital deficit of $4,577,805 as of June 30, 2026, compared with $4,111,677 as of March 31, 2026, and incurred a net loss of $1,901,151 for the three months ended June 30, 2026. Accordingly, liquidity available for general operations is more limited than the total cash and restricted cash balance.

Operating Activities

Net cash used in operating activities was $1,331,758 for the three months ended June 30, 2026, primarily due to the net loss of $1,901,151 partially offset by noncash depreciation and amortization of approximately $924,586. Changes in related-party balances, accounts payable, accrued expenses and other working-capital accounts also affected operating cash flows during the period.

Net cash used in operating activities was $12,647,578 for the three months ended June 30, 2025, primarily due to the net loss of $1,727,777 and a $12,047,040 increase in prepaid expenses related to the purchase of intellectual property. These cash outflows were partially offset by noncash share-based compensation of $83,571 and shares issued for professional services of $800,000, together with changes in working-capital accounts.

Investing Activities

Net cash used in investing activities was $3,264 for the three months ended June 30, 2026 and consisted of purchases of property and equipment.

Net cash used in investing activities was $1,442 for the three months ended June 30, 2025, primarily attributable to purchases of property and equipment of $1,442.

Financing Activities

Net cash provided by financing activities was $471,000 for the three months ended June 30, 2026, attributable to advance proceeds received for preferred stock subscriptions that had not been issued as of the balance sheet date and were recorded as preferred stock payable. Net cash provided by financing activities was $15,308,000 for the three months ended June 30, 2025, attributable to the net proceeds from the Company’s IPO.

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

Commitments and Contingencies

Commitments

Except for the commitment fee payable to Atsion described above (Note 11), the Company had no significant capital or other commitments as of June 30, 2026.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its financial position, cash flows or results of operations on an individual basis or in the aggregate. As of June 30, 2026 and 2025, the Company is not a party to any material legal or administrative proceedings.

The following table summarizes the contractual obligations as of June 30, 2026:

	Payments due by period
		Less than	1 – 3	4 – 5	More than
Contractual obligations	Total	1 year	years	years	5 years
Bank borrowings	$469,880	$1,505	$80,321	$99,451	$288,603
Future lease payments	694,562	113,702	278,338	258,484	$44,038
	$1,164,442	$115,207	$358,659	$357,935	$332,641

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective   to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Except for the additional risk factors set forth below, factors that could cause our actual results to differ materially from those in this Quarterly Report are described in the Form 10-K for the year ended March 31, 2026, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as described below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended March 31, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our Class A Ordinary Shares from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions. In particular, we may not satisfy Nasdaq’s new minimum market value of listed securities continued listing requirement, which could result in our Class A Ordinary Shares being suspended from trading on, and ultimately delisted from, Nasdaq.

On July 22, 2026, the Securities and Exchange Commission approved a Nasdaq rule requiring companies listed on Nasdaq to maintain a minimum market value of listed securities, or MVLS, of at least $5 million. Under the rule, a company that fails to maintain an MVLS of at least $5 million for 30 consecutive business days may be subject to immediate suspension and delisting proceedings and is not entitled to a customary compliance or cure period prior to the issuance of a delisting determination. Although a company may appeal a delisting determination, its securities may be suspended from trading on Nasdaq while that appeal is pending.

As of July 22, 2026, our market value of listed securities was approximately $2.9 million, which is below the $5 million threshold required under Nasdaq’s continued listing standards. Accordingly, we may become subject to suspension and delisting proceedings if we do not increase our market value of listed securities and satisfy the applicable Nasdaq listing standards.

If our Class A Ordinary Shares is delisted, for failure to comply with the new MVLS requirement or other Nasdaq continued listing requirements, including the $1.00 minimum bid price requirement, it could trade on an over-the-counter market, which could adversely affect the liquidity and market price of our Class A Ordinary Shares, reduce analyst coverage and institutional investor interest, impair our ability to raise additional capital on favorable terms or at all, and make it more difficult for investors to buy or sell our securities. Any delisting could also negatively affect our reputation, relationships with business partners and access to strategic opportunities. Accordingly, there can be no assurance that we will be able to maintain the listing of our Class A Ordinary Shares on Nasdaq.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

Except as set for the below, no unregistered sales of equity securities occurred in the quarter ended June 30, 2026.

On July 22, 2025, the Company entered into the Atsion Purchase Agreement with Atsion, pursuant to which the Company, among others, was prohibited from entering into any variable rate transaction (the “Restriction”). On October 28, 2025, the Company and Atsion entered into a waiver, pursuant to which Atsion agreed to waive the Restriction in relation to an initial closing of a certain purchase agreement, dated as of October 29, 2025, by and among the Company and certain investors (the “PIPE”). Further, on March 25, 2026, the Company and Atsion entered into a conditional waiver for the second and third closing of the PIPE (the “Original Waiver”). On June 4, 2026, the Company entered into Amendment No. 1   to the Conditional Waiver of Covenant (the “Amendment”) with Atsion, amending certain provisions of the Original Waiver. Further, the Original Waiver amended the Atsion Purchase Agreement to subject the Company’s obligation to pay Atsion a commitment fee of $1,000,000 to a payment schedule therein, and if the Company defaults in any of the payments, the entire remaining unpaid balance of the commitment fee shall, at the Atsion’s election, become immediately due and payable, and liquidated damages shall accrue at one percent (1%) of the commitment fee each day. Pursuant to the Amendment, if the Company defaults in the payment of commitment fee, the remaining unpaid balance of the commitment fee shall be converted into Class A Ordinary Shares (“Default Shares”) at a conversion price equal to volume-weighted average price of Company’s Class A Ordinary Shares on the day immediately prior to the Share Transfer Date (as defined in the Amendment), provided, however, that the number of Default Shares will not exceed 3,000,000 shares.

On July 6, 2026, the Company completed an additional closing (the “Additional Closing”) under a certain securities purchase agreement, dated October 29, 2025 (as amended, supplemented or waived from time to time, the “Purchase Agreement”) with TriCore. At the Additional Closing, the Company issued and sold to TriCore 356 Preferred Shares for an aggregate proceeds of $320,400. The Preferred Shares issued at the Additional Closing have an aggregate stated value of $356,000.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On May 21, 2026 the shareholders of the Company approved a 1-for-10 share consolidation of all of the Company’s Class A Ordinary Shares (issued an unissued), which became effective on July 31, 2026, in order to regain compliance with the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2).

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Third Amended and Restated Memorandum and Articles of Association
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Link
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2026.

OFA GROUP

August 14, 2026	/s/ Li Hsien Wong
Li Hsien Wong
Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2026	/s/ Ernest Yeung
Ernest Yeung
Chief Financial Officer (Principal Financial Officer)

